Form 10-Q
period 2008-06-30
EASTERN RESOURCES INC
filed 2008-09-26
CIK 1429373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-149850

EASTERN RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-0582098
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4 Park Avenue, Suite 16K
New York, NY 10016
(Address of principal executive offices)

(917) 687-6623
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 20,629,000 shares of the issuer’s common stock outstanding as of September 25, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS-Cash	$49,161	$75,768
OTHER ASSETS-Film Costs	1,271,612	1,216,908

TOTAL ASSETS	$1,320,773	$1,292,676

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,600	$9,100
Loan payable-shareholder	40,000	40,000
Compensation payable	355,462	355,462
TOTAL CURRENT LIABILITIES	404,062	404,562

NOTES PAYABLE	198,533	189,085

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares authorized; none issued
Common Stock, $.001 par value, 300,000,000 shares authorized; 20,629,000 and 20,029,000 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	20,629	20,029
Additional paid in capital	903,771	844,371
Deficit accumulated in the development stage	(194,722)	(153,871)
Subscriptions receivable	(11,500)	(11,500)
TOTAL STOCKHOLDERS' EQUITY	718,178	699,029

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,320,773	$1,292,676

See notes to unaudited consolidated financial statements.

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				March 15, 2007	March 15, 2007
	Three Months	Three Months	Six Months	(Inception)	(Inception)
	Ending	Ending	Ending	to	to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	15,758	13,921	43,093	13,921	198,657
TOTAL COSTS AND EXPENSES	15,758	13,921	43,093	13,921	198,657

LOSS BEFORE OTHER INCOME	(15,758)	(13,921)	(43,093)	(13,921)	(198,657)

Interest Income	-	57	2,242	65	3,935

NET LOSS	$(15,758)	$(13,864)	$(40,851)	$(13,856)	$(194,722)

Basic earnings per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	20,200,429	2,012,722	20,118,010	2,012,722

See notes to unaudited consolidated financial statements.

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock (Shares)	Common stock (Amount)	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Stock Subscription Receivable	Total Stockholders’ Equity
Balance, March 15, 2007 (Inception)	-	$-	$-	$-	$-	$-

Stock issued to founders at par	11,500,000	11,500	-	-	(11,500)	-
Stock issued for cash at $.10 per share	8,529,000	8,529	844,371	-	-	852,900
Net loss	-	-	-	(153,871)	-	(153,871)

Balance, Dec. 31, 2007 (Audited)	20,029,000	20,029	844,371	(153,871)	(11,500)	699,029

Stock issued for cash at $.10 per share	600,000	600	59,400	-	-	60,000
Net loss	-	-	-	(40,851)	-	(40,851)

Balance, June 30, 2008 (Unaudited)	20,629,000	$20,629	$903,771	$(194,722)	$(11,500)	$718,178

See notes to unaudited consolidated financial statements.

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Inception
	Six Months	(March 15, 2007)
	Ending	to
	June 30, 2008	June 30, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,851)	$(189,883)
Adjustments to reconcile net loss to net cash used in operating activities:		(242)
Increase in film costs	(54,704)	(1,271,612)
Increase in capitalized interest	4,609	33,936
Decrease in accounts payable and accrued expenses	(500)	8,600
Increase in compensation payable	-	355,462
NET CASH USED IN OPERATING ACTIVITIES	(91,446)	(1,063,739)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	160,000
Proceeds from loan payable-shareholder	-	100,000
Repayment of shareholder loan	-	(60,000)
Increase in note payable accrued interest	4,839	-
Proceeds from issuance of common stock	60,000	912,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	64,839	1,112,900

INCREASE (DECREASE) IN CASH	(26,607)	49,161

CASH-BEGINNING OF PERIOD	75,768	-
CASH-END OF PERIOD	$49,161	$49,161

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

See notes to unaudited consolidated financial statements.

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
(Six Months Ended June 30, 2008 and Inception March 15, 2007 to June 30, 2007)

Note 1 – Organization, Nature of Operations and Basis of Presentation

Eastern Resources, Inc. was incorporated in the State of Delaware March 15, 2007. The Company recently completed production, through its wholly owned subsidiary, Buzz Kill, Inc., of a feature length major motion picture BUZZKILL, and plans to market it to distributors in the United States and abroad.

The Company plans to produce a wide range of independent films outside the traditional studio system. It seeks films original in content that intrigue and inspire as much as they entertain. The business goals are to distribute profitable films for theatrical release, and exploit all methods of delivery worldwide.

The Company intends to execute its business plan through the acquisition of unique films from a broad spectrum of independent writers, directors and producers. Each project will become an independent production company, created as a subsidiary of Eastern Resources, Inc. The Company plans to fund the projects and maintain ownership of the films with the intent of building a film library with the rights to DVD, book and other reproductive media for sale to the public.

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2008. The accompanying financial statements should be read in conjunction with the Company’s Form S-1/A for the fiscal year ended December 31, 2007 which was filed on August 12, 2008.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and its wholly owned subsidiary, Buzz Kill, Inc. All significant inter-company accounts and transactions have been eliminated in the consolidation.

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
(Six Months Ended June 30, 2008 and Inception March 15, 2007 to June 30, 2007)
(Continued)

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expense during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid short term investments with a remaining maturity of three months or less when purchased, to be cash equivalents.

Income Taxes - Income taxes are accounted for in accordance with the provisions of SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

Fair Value of Financial Instruments - The carrying amount reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short term maturity of these financial instruments.

Loss Per Common Share - Loss per common share is computed using the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

Film Costs - Film costs include all direct negative costs incurred in the physical production of the film as well as allocated production overhead. Such costs include story costs and scenario; compensation of cast, directors, producers and extras; set construction and operations; wardrobe and accessories; sound synchronization; location expenses and post production costs including music, special effects and editing. Film costs are amortized based on the ratio of current period gross revenues to estimated remaining ultimate revenues from all sources on an individual production basis. Estimated ultimate revenues are revised periodically and the carrying values of the films are evaluated for impairment. Losses, if any, are provided in full.

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
(Six Months Ended June 30, 2008 and Inception March 15, 2007 to June 30, 2007)
(Continued)

New Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the company will adopt those that are applicable under the circumstances.

NOTE 3 - Going Concern
The Company incurred operating expenses in the amount of $198,657 from inception (March 15, 2007) through June 30, 2008. The Company anticipates its operating expenses will increase as the plan of operations is undertaken. The increase will be attributable to undertaking the production of feature films in accordance with the business plan and the professional fees that will be incurred in connection with the filing of the registration statement with the Securities Exchange Commission under the Securities Act of 1933. The Company anticipates ongoing expenses will also increase once it becomes a reporting company under the Securities Exchange Act of 1934.

Note 4 – Notes Payable
As of June 30, 2008, the Company has $238,533 due in notes payable and accrued interest; a principal amount of $40,000 is due to its President, Thomas Hanna, and the balance is due to unrelated individuals.

Note 5 - Issuance of Common and Preferred Stock

Authorized capital stock consists of 300,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

During the six months ended June 30, 2008, the Company issued 600,000 shares of common stock at $.10 per share.

As of June 30, 2008 there were 20,629,000 shares of common stock issued and outstanding.

No preferred stock shares have been issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations, the acceptance of our feature film at various fall film festivals, the successful negotiation and execution of marketing and distribution agreements, our ability to acquire and develop future film projects, and future economic conditions and the independent film market.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Background

Eastern Resources, Inc. was incorporated in the State of Delaware on March 15, 2007. We recently completed production, through our wholly owned subsidiary, Buzz Kill, Inc., of a feature length major motion picture entitled BuzzKill and plan to market it to distributors in the United States and abroad.

We are in the process of setting up screenings for the film in Los Angeles and New York for some distributors. We also hope to get the film accepted into one or more festivals this fall. Securing a distribution deal, however, will not translate into immediate revenues. Ideally, we will have secured a distribution deal by the end of the year, and, subject to the success of our marketing campaign and the acceptance of our film by the general public, we expect to generate revenues in the first quarter of 2009. Due to the intense competition in the independent film market, there is no assurance, however, that we will be successful in securing acceptance in any film festival or a distribution deal for the film.

We plan to produce a wide range of independent films outside the traditional studio system. We seek films with original content that intrigue and inspire as much as they entertain. Our business goals are to distribute profitable films for theatrical release, and exploit all methods of delivery worldwide.

We intend to execute our business plan through the acquisition of unique films from a broad spectrum of independent writers, directors and producers. Each project will become an independent production company, created as a subsidiary of Eastern Resources, Inc. Our company will fund the projects and own the films with the intent of building a library with rights to DVD, book and other reproductive media for sales to the public.

In the audit report on our financial statements for the period ended December 31, 2007, our auditors included a going-concern qualification indicating our current operations are not an adequate source of cash to fund future operations which raise substantial doubt about our ability to continue as a going concern.

Our principal offices are located at 4 Park Avenue, Suite 16K, New York, NY 10016, and our telephone number is (917) 687-6623. Our fiscal year end is December 31.

Results of Operations

For the six months ended June 30, 2008 and since our date of inception (March 15, 2007), we have not generated any revenue. We do not anticipate generating revenue in the near future. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

We incurred total operating expenses of $15,758 and $43,093 for the three and six month periods ended June 30, 2008, as compared to total operating expenses of $13,921 and $13,921 for the periods ended June 30, 2007. These operating expenses consisted of general and administrative expenses, including professional fees relating to the filing of a registration statement on Form S-1 with the Securities Exchange Commission. The significant operating expenses include professional fees of $10,850 and $25,850 for the three and six months ended June 30, 2008 incurred in connection with filing of the registration statement, audit and accounting fees and general corporate matters. We anticipate our operating expenses will increase as we undertake to market and distribute the film, BuzzKill, and operate as a reporting public company.

We generated interest income in the amount $0 and $2,242 for the three and six month periods ended June 30, 2008, as compared to interest income of $57 and $65 for the periods ended June 30, 2007.

We have generated no revenues and our net operating loss from inception through June 30, 2008 was $198,657.

Liquidity and Capital Resources

As of June 30, 2008, our cash balance was $49,161.

We had current assets in the amount of $49,161 as of June 30, 2008, consisting wholly of cash in the bank. Our current liabilities were $404,062 as of June 30, 2008, consisting of $8,600 in accounts payable and accrued expenses, $40,000 loan payable to one of our shareholders and $355,462 in deferral compensation payable, including to our officers and directors. As such, we have a working capital deficit of $354,901. We have no external sources of liquidity as of June 30, 2008.

For the reasons stated above, we believe that our working capital deficit will affect our cash needs for the next twelve months. Thus, we believe that we do not have sufficient capital resources to sustain our operations for the next twelve months without having to raise additional capital. Our current cash resources should be depleted before the end of 2008 with the introduction of our marketing expenses for BuzzKill. As our business plan requires additional cash, we will have to raise additional financing.

We currently intend to raise additional capital to fund our operating activities through equity or debt financing from external sources. There can be no assurance, however, that such additional financing will be available to us on acceptable terms, or at all. We do not have any commitment from any of our officers, director or shareholders of any form of financing over the next twelve months.

If we need additional cash and cannot raise it we will either be required to suspend marketing activities until we do raise the cash, or cease activities entirely. We have not attained profitable operations and, in the long term, may be dependent upon obtaining financing to pursue film production activities if we are unable to achieve revenues from BuzzKill or our expenses exceed any revenues that we may receive from the film. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 4, 2008, we sold 600,000 shares of our common stock at a price of $0.10 per share to an institutional investor for gross proceeds of $60,000. The shares sold were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The proceeds are being used for working capital and other general corporate purposes.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 26, 2008	Eastern Resources, Inc.

	By:	/s/ Thomas H. Hanna, Jr.
	Name:	Thomas H. Hanna, Jr.
	Title:	Principal Executive Officer and
Principal Financial Officer