Form 10-Q
period 2008-09-30
EASTERN RESOURCES INC
filed 2008-11-18
CIK 1429373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-149850

EASTERN RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-0582098
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4 Park Avenue, Suite 16K, New York, NY 10016
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 20,629,000 shares of the issuer’s common stock outstanding as of November 14, 2008.

EASTERN RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

PAGE

Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	4

Consolidated Statements of Operations for the three and nine month periods ended September 30, 2008, the three month period ended September 30, 2007, the period from March 15, 2007 (Inception) to September 30, 2007, and
the period from March 15, 2007 (Inception) to September 30, 2008	5

Consolidated Statements of Stockholders' Equity	6

Consolidated Statements of Cash Flows for the nine month period ended
September 30, 2008, the period from March 15, 2007 (Inception) to
September 30, 2007, and for the period from March 15, 2007 (Inception)
to September 30, 2008	7

Notes to Consolidated Financial Statements	8-10

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS-Cash	$33,575	$75,768
OTHER ASSETS-Film Costs	1,271,611	1,216,908

TOTAL ASSETS	$1,305,186	$1,292,676

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,054	$9,100
Loan payable-stockholder	40,000	40,000
Compensation payable	355,462	355,462
TOTAL CURRENT LIABILITIES	410,516	404,562

NOTES PAYABLE	203,491	189,085

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares authorized; none issued
Common Stock, $.001 par value, 300,000,000 shares authorized; 20,629,000 and 20,029,000 issued and outstanding at Sep 30, 2008 and December 31, 2007, respectively	20,629	20,029
Additional paid in capital	903,771	844,371
Deficit accumulated in the development stage	(221,721)	(153,871)
Subscriptions receivable	(11,500)	(11,500)
TOTAL STOCKHOLDERS' EQUITY	691,179	699,029

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,305,186	$1,292,676

See notes to unaudited consolidated financial statements

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				March 15, 2007	March 15, 2007
	Three Months	Three Months	Nine Months	(Inception)	(Inception)
	Ending	Ending	Ending	to	to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	27,012	17,655	70,105	31,576	225,669
TOTAL COSTS AND EXPENSES	27,012	17,655	70,105	31,576	225,669

LOSS BEFORE OTHER INCOME	(27,012)	(17,655)	(70,105)	(31,576)	(225,669)

Interest Income	13	1,272	2,255	1,337	3,948

NET LOSS	$(26,999)	$(16,383)	$(67,850)	$(30,239)	$(221,721)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	20,629,000	8,310,640	20,827,088	5,125,654	16,600,654

See notes to unaudited consolidated financial statements

EASTERN RESOURCES INC. and SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
			Additional	During	Stock	Total
	Common stock	Common stock	Paid-in	Development	Subscription	Stockholders'
	Shares	Amount	Capital	Stage	Receivable	Equity
Balance, March 15, 2007 (Inception)	-	$-	$-	$-	$-	$-

Stock issued to founders at par	11,500,000	11,500	-	-	(11,500)	-
Stock issued for cash at $.10 per share	8,529,000	8,529	844,371	-	-	852,900
Net loss	-	-	-	(153,871)	-	(153,871)

Balance, Dec. 31, 2007 (Audited)	20,029,000	20,029	844,371	(153,871)	(11,500)	699,029

Stock issued for cash at $.10 per share	600,000	600	59,400	-	-	60,000
Net loss	-	-	-	(67,850)	-	(67,850)

Balance, Sep 30, 2008 (Unaudited)	20,629,000	$20,629	$903,771	$(221,721)	$(11,500)	$691,179

See notes to unaudited consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW

		Inception	Inception
	Nine Months	(March 15, 2007)	(March 15, 2007)
	Ending	to	to
	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,850)	$(30,239)	$(221,721)
Adjustments to reconcile net loss to
net cash used in operating activities:	-		(242)
Increase in film costs	(54,703)	(1,081,559)	(1,271,612)
Increase in capitalized interest	4,609		33,936
Increase in accounts payable and accrued expenses	6,073	154,253	15,174
Increase in compensation payable	-		355,462
NET CASH USED IN OPERATING ACTIVITIES	(111,871)	(957,545)	(1,089,003)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	60,000	160,000
Proceeds from loan payable-shareholder	-	100,000	100,000
Repayment of shareholder loan	-	-	(60,000)
Increase in note payable accrued interest	9,678	-	9,678
Proceeds from issuance of common stock	60,000	828,900	912,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	69,678	988,900	1,122,578

INCREASE (DECREASE) IN CASH	(42,193)	31,355	33,575

CASH-BEGINNING OF PERIOD	75,768	-	-
CASH-END OF PERIOD	$33,575	$31,355	$33,575

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

See notes to unaudited consolidated financial statements

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
(Nine Months Ended September 30, 2008 and 2007)

Note 1 – Organization, Nature of Operations and Basis of Presentation

Eastern Resources Inc. was incorporated in the State of Delaware March 15, 2007. The Company recently completed production, through their wholly owned subsidiary, Buzz Kill, Inc., of a feature length major motion picture BUZZKILL, and plan to market it to distributors in the United States and abroad.

The Company plans to produce a wide range of independent films outside the traditional studio system. They seek films original in content that intrigue and inspire as much as they entertain. The business goals are to distribute profitable films for theatrical release, and exploit all methods of delivery worldwide.

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

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2008. The accompanying financial statements should be read in conjunction with the Company’s Form S-1/A for the fiscal year ended December 31, 2007 which was filed on August 12, 2008.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements of the Company include those of the Company and its wholly owned subsidiary, Buzz Kill, Inc. All significant inter-company accounts and transactions have been eliminated in the consolidation.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
(Nine Months Ended September 30, 2008 and 2007)

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

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
(Nine Months Ended September 30, 2008 and 2007)

New Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the company will adopt those that are applicable under the circumstances.

NOTE 3 - Going Concern

The Company incurred operating expenses in the amount of $221,721 from inception March 15, 2007 through September 30, 2008. The Company anticipates its operating expenses will increase as the plan of operations is undertaken. The increase will be attributable to undertaking the production of feature films in accordance with the business plan and the professional fees that will be incurred in connection with the filing of the registration statement with the Securities Exchange Commission under the Securities Act of 1933. The Company anticipates ongoing expenses will also increase once it becomes a reporting company under the Securities Exchange Act of 1934.

Note 4 – Notes Payable

As of September 30, 2008, the Company has $243,491 in notes/loans payable, including accrued interest, $40,000 of which is due to the Company’s President, Thomas Hanna, and the balance of which is due to unrelated individuals.

Note 5- Issuance of Common and Preferred Stock

Authorized capital stock consists of 300,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock, with a par value of $0.001 per share.

During the nine months ended September 30, 2008, the Company issued 600,000 shares of common stock at $.10 per share.

As of September 30, 2008 there were 20,629,000 shares of common stock issued and outstanding. No preferred stock shares have been issued.

No preferred stock shares have been issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations, the acceptance of our feature film at various film festivals, the successful negotiation and execution of marketing and distribution agreements, our ability to acquire and develop future film projects, and future economic conditions and the independent film market.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Background

We were incorporated in the State of Delaware on March 15, 2007 to engage in the production of full length independent feature films. In 2008 we completed production, through our wholly owned subsidiary, Buzz Kill, Inc., of a feature length major motion picture entitled BuzzKill and plan to market it to distributors in the United States and abroad. The audit report of our independent registered public accounting firm on our financial statements for the period ended December 31, 2007 included a going-concern qualification indicating our current operations are not an adequate source of cash to fund future operations which raises substantial doubt about our ability to continue as a going concern. We require additional funding to maintain and increase operations.

We are currently working to secure a distribution deal for Buzz Kill. Our sales agent has sent screeners of the film to various distributors and we are presently waiting for responses. We continue to explore additional distribution options which may include cable and television as well as self distribution through the internet. We have been chosen as a feature film in the New Jersey Film Festival at Cape May and will screen at the festival on November 22, 2008. Our goal is to have a distribution deal in place during the first half of 2009. Due to the intense competition in the independent film market, there is no assurance, however, that we will be successful in securing a distribution deal for the film.

We plan to produce a wide range of independent films outside the traditional studio system. We will seek films with original content that intrigue and inspire as much as they entertain. Our business goals are to distribute profitable films for theatrical release, and exploit all methods of delivery worldwide. The production of additional films will require us to raise additional capital.

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

Results of Operations

For the nine months ended September 30, 2008 and since our date of inception (March 15, 2007), we have not generated any revenue. We do not anticipate generating revenue in the near future. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

We incurred total operating expenses of $27,012 and $70,105, respectively, for the three and nine month periods ended September 30, 2008, as compared to total operating expenses of $17,655 and $31,576 , respectively, for the comparable periods ended September 30, 2007. These operating expenses consisted of general and administrative expenses, including professional fees relating to the filing of a registration statement on Form S-1 with the Securities Exchange Commission. We anticipate our operating expenses will increase as we undertake to market and distribute the film, BuzzKill, and operate as a reporting public company.

We generated interest income in the amount $13 and $2,255, respectively, for the three and nine month periods ended September 30, 2008, as compared to interest income of $1,272 and $1,337, respectively, for the comparable periods ended September 30, 2007.

We have generated no revenues and our net loss from inception through September 30, 2008 was $221,721.

Liquidity and Capital Resources

As of September 30, 2008, our cash balance was $33,575.

We had current assets in the amount of $33,575 as of September 30, 2008, consisting wholly of cash in the bank. Our current liabilities were $410,516 as of September 30, 2008, consisting of $15,054 in accounts payable and accrued expenses, a $40,000 loan payable to our President and $355,462 in deferred compensation payable, including compensation payable to our officers and directors. We had a working capital deficit as of September 30, 2008, of $376,941. We presently have no external sources of liquidity.

For the reasons stated above, we believe that our working capital deficit will affect our cash needs for the next twelve months. Thus, we believe that we do not have sufficient capital resources to sustain our operations for the next twelve months without having to raise additional capital. We expect our current cash resources to be depleted before the end of 2008 with the introduction of our marketing expenses for BuzzKill, unless we obtain additional funding, of which there can be no assurance. As our business plan requires additional cash, we will have to raise additional financing.

We currently intend to raise additional capital to fund our operating activities through equity or debt financing from external sources. There can be no assurance, however, that such additional financing will be available to us on acceptable terms, or at all. We do not have any commitment from any of our officers, director or shareholders of any form of financing over the next twelve months.

If we need additional cash and cannot raise it we will either be required to suspend marketing activities until we do raise the cash, or cease activities entirely. We have not attained profitable operations and, in the long term, we may be dependent upon obtaining financing to pursue film production activities if we are unable to achieve revenues from BuzzKill or our expenses exceed any revenues that we may receive from the film. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our principal executive and financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended September 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1 / 31.2	Certification of Principal Executive and Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1 / 32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2008	EASTERN RESOURCES, INC.

	By:	/s/ Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., Principal Executive and Financial Officer