Form 10-K
period 2008-12-31
EASTERN RESOURCES INC
filed 2009-03-31
CIK 1429373

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: December 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-149850

Eastern Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0582098
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4 Park Ave., Suite 16K, New York, NY	10016
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (917) 687-6623

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of March 30, 2009, there were 20,629,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 9,125,000 shares are held by non-affiliates of the registrant.  The aggregate market value of securities held by non-affiliates was $0 as registrant’s common stock does not presently trade.

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).

Not Applicable.

TABLE OF CONTENTS
Item Number and Caption

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “Eastern,” “we,” “us” or “our” are to Eastern Resources, Inc. and its wholly owned subsidiary, Buzz Kill, Inc.

PART I

ITEM 1.	BUSINESS

Business Strategy

Our plan of operations is to create and produce independent films that appeal to demographically diverse groups.  We plan to acquire unique properties, both dramatic and factual, from a broad spectrum of independent writers, directors, and producers.  Each project will become an independent production company created as a subsidiary of Eastern Resources, Inc.  We plan to fund the projects and acquire and maintain ownership of the films with the goal of building a film library with rights to DVD, book and other reproductive media for sale to the public.

The Film Industry in General

The film industry includes about 9,000 companies with combined annual revenue of $50 billion.  Large companies include Walt Disney, Sony Pictures, MGM, Paramount, Twentieth Century Fox, Universal and Warner Brothers.  These “studios” are generally part of larger media companies.  The industry is highly concentrated as the 50 largest companies account for approximately 80 percent of industry revenue.  There are also independent production companies, and a large number of companies that provide services to the industry, including creative talent, equipment, technical expertise, and various technical production and distribution services.

The film making business may broadly be segmented into three phases: Pre-production (or Design Phase), Production and Post-production.  Pre-production is the planning phase, which includes budgeting, casting, finding the right location, set and costume design and construction, and scheduling.  Production is the actual making of the film.  The number of people involved in the production phase can vary from a few, for a documentary film, to hundreds, for a large studio feature film.  It is during this phase that the actual filming is done.  Post-production activities take place in editing rooms and recording studios, where the film is shaped into its final form.

Generally, even before the film starts production, marketing personnel develop the marketing strategy for the release.  They estimate the demand for the film and the audience to whom it will appeal, develop an advertising plan, and decide where and when to release the work.  Advertising workers, or unit publicists, write press releases and short biographies of actors and directors for newspapers and magazines.  They may also set up interviews or television appearances for the stars or director to promote the film.  Sales representatives sell the finished product.  Many production companies hire staff or independent companies to distribute, lease and sell their films to theater owners and television networks.

The Rise of Independent Film

While independent films have been around for decades, dating back to B movies and poverty-row production companies, it was not until the late 1980s that independent films entered into the forefront of our movie culture.  Over the last 15 years, we believe that there has been a significant shift in American film-going audiences indicated by the sleeper successes and record-breaking sales at the box office of notable independent films, such as Y Tu Mama Tambien, Monsoon Wedding, Kissing Jessica Stein, Adaptation, Juno, Napoleon Dynamite and My Big Fat Greek Wedding.  Box office returns for independent films in 2004-2006 were at an unprecedented high.  We believe the success of independent films have served to create a niche alongside studio blockbusters in the marketplace, and indie films are increasingly taking over a greater market share of box office returns.  Each of the top 10 specialized films of 2004 grossed more than $10 million.  This trend continued in 2005 and 2006 with such independent film hits as Crash, March of the Penguins, Saw II, Little Miss Sunshine and Thank You For Smoking, to name just a few.

It is known throughout the industry that studio financed films must recoup four to seven times their costs before they show a profit.  While any investment is a risk, we believe the potential return on a low-budget independent film is far greater than many expensive studio-produced films.  My Big Fat Greek Wedding was made for $5 million and had a worldwide box-office gross of over $300 million.   Swingers, the critically acclaimed independent hit, was made in 1996 for $250,000 and purchased by Miramax for $5 million.  Kissing Jessica Stein was made for less than $1 million and grossed over $7 million at the box office.  The 2006 Sundance Film Festival saw Little Miss Sunshine (Oscar nominee for Best Picture) purchased for a reported $10.5 million by Fox Searchlight.  The 2007 Sundance Film Festival reported a number of films garnishing multi-million dollar distribution deals.

These numbers and the growing number of major award nominations received by independent films show that quality independent films are often significantly more lucrative than the Hollywood blockbuster films that studios pour tens of millions of dollars and more into making and marketing.  Since the expensive studio paradigm is proving increasingly problematic from an economic standpoint, we believe the demand for independent film production and acquisition is on a steady rise.  The performance of 2004’s, 2005’s and 2006’s specialized films - which range from such easily accessible feel-good fare as Napoleon Dynamite and March of the Penguins to more challenging offerings such as Open Water , Half Nelson and Crash - have given studios the financial incentive to make and distribute more smaller-budget movies.

Currently, the worldwide box office totals exceed $25 billion.  Yearly domestic totals rose steadily through the 1990’s and into the 2000’s, starting at about $4 billion in 1990 and finishing in 2006 at over $9.2 billion.  We believe that independent films are the fastest growing segment of the motion picture business and are experiencing a grown record expected to continue through the decade.  The market continues to be responsive and rewards cost-effective motion pictures made on smaller budgets.

The levels of success achieved by the independent films identified in this prospectus are extremely rare for both independent and major studio releases. Major distribution deals for independent films are extremely rare to non-existent, except at major film festivals. There can be no assurance that our films will achieve the same levels of profitability, if at all.

Independently Produced Pictures

Title (Distributor)	Worldwide Box Office (in millions)		Budget (in millions)	Gross (in millions)
The Blair Witch Project (Artisan Entertainment)	$248.6		$0.06	$248.54
Chasing Amy (Miramax)	$12.0	*	$0.25	$11.75
Crash (Lions Gate)	$98.4		$6.5	$91.9
The Full Monty (Fox Searchlight)	$257.9		$3.5	$254.4
In the Company of Men (Sony Classics)	$2.9	*	$0.03	$2.87
Juno	$231.4		$7.5	$143.5
Kids (Miramax)	$7.4	*	$1.5	$5.9
Memento (Newmarket Group)	$39.7		$9.0	$30.7
Monster’s Ball (Lions Gate)	$44.9		$4.0	$40.9
My Big Fat Greek Wedding (IFC)	$368.7		$5.0	$363.7
Napoleon Dynamite (Fox Searchlight)	$46.1		$0.4	$45.7
Open Water (Lions Gate)	$54.7		$0.5	$54.2
Pi (Artisan Entertainment)	$3.2	*	$0.06	$3.14
Saw II (Lions Gate)	$147.7		$4.0	$143.7
Sex, Lies, & Videotape (Miramax)	$24.7	*	$1.2	$23.5
Sling Blade (Miramax)	$24.4	*	$1.0	$23.4
Swingers (Miramax)	$4.6	*	$0.2	$4.4
The Usual Suspects (Gramercy Pictures)	$23.3	*	$6.0	$17.3
Welcome to the Dollhouse (Sony Classics)	$4.6	*	$0.8	$3.8
Whale Rider (Newmarket Group)	$41.4		$3.5	$37.9
You Can Count on Me (Paramount Classics)	$11.0		$1.2	$9.8

Sources:  www.boxofficemojo.com and www.imdb.com.
*Only domestic grosses.

Expanding in Existing and New Markets

We plan to grow our operations through the funding of projects from proceeds of previous productions, and through the potential acquisition and growth of a library of films and media properties.  We believe that we will be able to gain market share by developing and maintaining a library, which may involve the acquisition of films compatible with our mission.  In addition to continually seeking out and evaluating new projects of merit, we may consider the acquisition of other production companies operating in a similar intellectual space.

Maintain Stringent Cost Controls

We believe that maintaining stringent cost controls is a key factor in achieving profitability and growth.  We will limit our budget allocation for each production, thus avoiding the most common mistake of film companies both large and small, an excessive fiscal enthusiasm for one project at the expense of future projects.  We intend to set limits of $2,000,000 per project with an operational target of $200,000.  Our initial production, described below, is estimated at roughly $1,200,000.  These cost controls will be maintained by monitoring production, scheduling and budgeting on a daily basis.

Experienced Management with Decentralized Operating Structure

As of now, we intend to rely upon the expertise of our officers and directors to spearhead initial productions.  As we grow, we will rely upon the expertise of our production managers, who will have significant experience in the film industry.  We also intend to purchase intellectual properties from established creative personnel in the film industry.  Each production will be executed as a separate business, wholly owned by us, executed by an independent crew of writers, directors and technicians with established credentials in their respective fields.  In order to align corporate and divisional profit goals, production managers may receive bonuses based on the return on investment of their respective productions.  We believe that this interaction between the divisional managers and corporate management provides enhanced operating results. Due to our current capital limitations, we will have difficulty in attracting experienced production managers and established creative personnel.

Current Project Description

In April 2007, we acquired the rights to exploit the literary work known as Buzz Kill, a screenplay written by Steven Kampmann and Matthew Smollon.  The film has a budget of $1.2 million.  We completed production and post-production of the film in February 2008.  This film is about a struggling writer who acquires fame in an unusual way when a notorious serial murderer, named the Karaoke Killer, steals his car and the newest draft of his script.  Along the way, he learns it doesn’t matter how you get famous, just that you are famous.

Making a full length motion picture at this budget level takes about 20 to 26 weeks.  The process is broken down into a few discreet phases of production.

A.	Pre-Production

The pre-production period is largely spent preparing to shoot the movie’s scenes either on sets or on location.  Contracts are secured with necessary personnel, including directors of casting and photography and a line producer.  Actors for the various roles called for in the screenplay are cast.  Contracts with the appropriate unions are secured, including the Screen Actors Guild, Writers Guild of America and Directors Guild of America and International Brotherhood of Teamsters.  Other film crew positions are filled, such as assistant directors, cameramen, sound technicians, wardrobe, hair and make-up workers are hired.  Location scouting begins and equipment rentals are secured.

B.	Production

The production phase largely consists of shooting the movie scenes.  Our production of BuzzKill consisted of 20 shooting days in the New York area and five shooting days near Los Angeles.

C.	Post-Production

Post-production is mostly the editing process, which took approximately 20 weeks.  Editing the sound and video, adding titles at the beginning and end of the movie, and developing a musical soundtrack all compose parts of this process.  It is in this phase that a final print of the film is generated.

D.	Marketing

We intend to market, promote and advertise our films at every stage of production.  We have secured the services of a sales representative to help market BuzzKill, and assist in navigating the festival circuit and distribution process.  Currently, we are in negotiations with a distribution company to distribute the film.  The more a production has to offer in terms of promotion and advanced publicity, the more appealing it is to domestic theatrical distributors.  The following is the blueprint for marketing our films, which may change or be altered at various stages of production as the producer sees fit.

Pre-Production

•
The film’s production will be announced in the production charts that are carried in the industry’s trade publications, i.e., The Hollywood Reporter and Variety.  These charts are read by bankers, distributors and the film community regularly and are a good source to begin positive word-of-mouth.

•
Early publicity will be generated as key casting announcements and other production elements come into place.  Periodic press releases will be sent to the trades and other local and national publication for “stories” on the development of the production.

•	Work will begin on a press kit and a unit photographer will be hired. These will be important tools for the eventual advertising and publicity of the film.

Production

•
Early production stories will be supplied to major newspaper and magazines in order to establish early name recognition.  Topics will include stories on cast and crew, locations, soundtracks, independent filmmaking and more.

•
A video team will be hired to shoot “behind-the-scenes” footage, which will be used for the future electronic press kit.  These kits typically include interviews of the cast, the director and the producers as well as the film’s trailer and clips.  It represents an essential marketing tool to help develop the film’s profile with the electronic media.

•	The producer will finalize the selection of musical talent and secure musical rights if necessary.

Post-Production

•	Distributors will be invited into the editing room as a way to involve them in the process and generate advance interest in the film.

•	The press kit will be finalized.

•	The films will be submitted to numerous film festivals, including, but not limited to:

•	The Sundance Film Festival

•	The American Film Market
•	The Berlin International Film Festival
•	The Toronto International Film Festival and Market
•	The Telluride Film Festival
•	The New Directors/New Film Series presented by the Film Society of Lincoln Center
•	The Independent Feature Film Market
•	The Taos Film Festival
•	The Hamptons Film Festival
•	The Tribeca Film Festival

An aggressive marketing plan of our product will be displayed at these venues.  Through our participation in these festivals we will attract attention to our film, use the buzz created and directly approach both foreign and domestic distributors.  We expect these efforts to enhance our recognition ultimately leading to distribution.

•	A rough cut of the film’s trailer will be assembled.

•	Theatrical distribution deals will be closely examined, particularly regarding print and advertising commitments.

•	The producer will work closely with distributors to create an advertising campaign and promotional platform for the film

E.	Distribution

There are two traditional roads a film can take towards distribution.  For an independent film, the most likely route is the purchase of worldwide rights by one of a number of distribution companies.  These companies buy films, present them in theaters and exploit the film in all other markets.  Most large distributors have sister companies or a division that deals specifically with low-budget independent films.

They include:	A division of:
Miramax	Walt Disney Corporation
Sony Pictures Classics	Sony Pictures Entertainment

Paramount Vantage	Paramount Pictures/Viacom
Fox Searchlight Pictures	Twentieth Century Fox Corporation
Focus Features	Universal Pictures

Competing with these specialty divisions are the many “independent distributors” which are unaffiliated with the major studios and acquire and distribute specialized films through their own “studio-like” infrastructure, such as Weinstein Co.

The other traditional route that may be explored is to distribute the films, via a sales agent, through the various available markets.  We will seek to exploit seven principal motion picture markets:  (i) theatrical release, (ii) home video/DVD, (iii) pay cable services, (iv) pay-per-view, (v) independent television, (vi) foreign markets and (vii) other markets.

Another emerging trend in distribution is content on demand provided digitally through the internet on home computers and on portable hand held devices such as iPod.  Soon, movies will come pouring through the internet and may provide fresh opportunities for low budget independently produced films.

The producers will simultaneously explore all options and ultimately adopt the one that maximizes the greatest exposure for the film and return to investors.

F.	Competition

The independent film market today is very mature, with countless production companies, films and other media productions.  We would be competing against these companies, films and other media productions.

Although the industry is intense, we believe our business model will be successful.  Our Company does not target any specific genre of films. Each project will stand on its own. Generally, we seek quality scripts that are intelligent and entertaining. In addition, we will continue to choose scripts that can be produced with a low budget and have large commercial appeal. We believe our current film, BuzzKill, meets all of these criteria and should appeal to those people who enjoy comedy/dark comedies. It remains to be seen, however, whether our films will sustain in this intense market.  BuzzKill won the People’s Choice Award for Best Feature Film at the 2008 NJ State Film Festival at Cape May.  The exposure of BuzzKill at this festival has opened doors to new relations and as a direct result, we are currently working to secure a distribution deal for BuzzKill and hope to have such a deal in place during the first half of 2009.  No assurance can be given however, that we will be successful in this endeavor.

Compliance with Government Regulation

We do not believe that government regulation will have a material impact on the way we conduct our business.

Employees

We currently have two employees - our president and treasurer, Thomas H. Hanna, Jr., and our vice president and secretary, Dylan Hundley.  We plan to conduct our business largely through agreements with consultants and other independent third party vendors.

Patents, Trademarks and Licenses

We do not presently own, either directly or beneficially, any patents or trademarks.  The film Buzz Kill does however, have copyright protection.

Research and Development

We have not performed any research and development since our inception.

ITEM 1A.	RISK FACTORS

We have a history of operating losses which may continue.

We have a history of losses and will continue to incur operating and net losses for the foreseeable future. We incurred net losses of $99,278 and $153,871 during the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, our accumulated deficit was $253,149. We have not achieved revenues since our inception.   Unless and until we commence new business operations, we may never achieve revenue or profitability.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2008 were prepared on a going concern basis in accordance with United States generally accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our lack of revenues and accumulated losses raise substantial doubt as to our ability to continue as a going concern. In the absence of additional financing or significant revenues and profits, we may have to curtail or cease operations. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that our plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We face substantial capital requirements and financial risks.

The nature of our business is such that significant initial expenditures are required to produce, distribute and market a motion picture, while revenues from a film are earned over an extended period of time after its completion.  A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from our motion picture.  If we increase our production budget, we may be required to increase overhead and/or make larger up-front payments to talent and consequently bear greater financial risks.  Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

The costs of producing and marketing feature films have generally increased in recent years.  These costs may continue to increase in the future, which may make it more difficult for our films to generate a profit.  Historically, production costs and marketing costs have risen at a higher rate than increases in either the number of domestic admissions to movie theaters or admission ticket prices.

If we do not obtain additional financing, our business may fail.

We may not be able to expand or maintain our operations in the future without obtaining additional financing.  If additional financing is not available or obtainable, investors may lose a substantial portion or all of their investment.  We believe that our existing financial resources will not be sufficient to fund capital and operating requirements through such time as we are able to complete our business plan.  Accordingly, we will likely need to seek additional financing to fund our operations in the future.  Such additional funds may be raised through the issuance of equity, debt, convertible debt or similar securities that may have rights or preferences senior to those of the common shares.  To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, existing stockholders might be diluted. If adequate funds are not available to satisfy our short-term or long-term capital requirements, we would be required to limit our operations significantly or cease operations entirely.  We have no immediate means for obtaining additional financing.  There can be no assurance that such additional financing, when and if necessary, will be available to us on acceptable terms, or at all.

Our company is susceptible to industry trends and general economic conditions.

The film production business is capital intensive and affected by changes in the general economy, interest rates, availability of capital, and the film/entertainment industry.  External events that are political, economic, or even weather-driven in nature can cause sudden declines in audience participation.

Furthermore, there can be no assurance that the audiences for motion pictures will remain constant.  There can be no assurance that every film will have a sufficient audience to produce a profit.  If more than one film in succession should fail, our ability to survive could be threatened.

Because the film making industry is inherently risky, our films may fail under a number of different scenarios.

Substantially, all of our operating revenue will be derived from the production of motion pictures for theatrical exhibition, television and other markets.  The motion picture and television industries are highly speculative and involve a substantial degree of risk.  Each motion picture is an individual artistic work, and its commercial success is primarily determined by audience reaction, which is unpredictable; accordingly, there can be no assurance as to the financial success of any motion picture.  Even if a production is a critical or artistic success, there is no assurance that it will be profitable.  Relatively few motion pictures return a profit to investors.  There can be no assurance that a motion picture will recoup its production costs.  There is a high degree of risk that any motion picture we produce will not return all or any portion of our investment.  The completion and commercial success of a motion picture depends upon factors, such as:

•	talent and crew availability;
•	financing requirements;
•	distribution strategy, including the time of the year and the number of venues in which the production will be shown;
•	the number, quality and acceptance of other competing films released into the marketplace at or near the same time;
•	critical reviews;
•	the availability of alternative forms of entertainment and leisure time activities;
•	piracy and unauthorized recording, transmission and distribution of motion pictures;
•	general socioeconomic conditions and political events;
•	weather conditions; and

•	other tangible and intangible factors.

To some extent, these risks can be limited by insurance.  It is not possible to insure against all risks, and it is sometimes impossible to continue production, notwithstanding the receipt of insurance proceeds, if any.

Motion picture piracy, which may intensify, could decrease the revenue we receive from the exploitation of our films.

Piracy and the unauthorized recording, transmission and distribution of our content will be challenges that we will have to face.  Motion picture piracy is already prevalent outside of the United States, Canada and Western Europe and in countries where we may have difficulty enforcing our intellectual property rights.  Technological advances, such as the digital distribution of motion pictures, could increase the prevalence of piracy, including in the United States, because such advances simplify the creation, transmission and sharing of high quality unauthorized copies of motion pictures in theatrical release, on videotapes and DVDs, from pay-per-view through set top boxes and other devices and through unlicensed broadcasts on free TV and the Internet.  The proliferation of unauthorized copies of our products could have an adverse effect on our business, financial condition and results of operations and decrease the revenue we receive from our legitimate products.  Additionally, in order to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue.  We cannot assure you that even the highest levels of security and anti-piracy measures will prevent piracy.

Motion picture trade associations such as the Motion Picture Association of America monitor the progress and efforts made by various countries to limit or prevent piracy.  Some of these trade associations have initiated voluntary embargoes on motion picture exports to certain countries in the past to exert pressure on the governments of those countries to become more aggressive in preventing motion picture piracy.  In addition, the U.S. government has publicly considered implementing trade sanctions against specific countries that, in its opinion, do not make appropriate efforts to prevent copyright infringements of U.S. produced motion pictures.  There can be no assurance, however, that voluntary industry embargoes or U.S. government trade sanctions will be enacted or, if enacted, effective.  If enacted, such actions could impact the amount of revenue that we realize from the international exploitation of motion pictures depending upon the countries subject to such action and the duration and effectiveness of such action.  If embargoes or sanctions are not enacted or if other measures are not taken, we may lose an indeterminate amount of additional revenue as a result of motion picture piracy.

Finding a distributor will be key to our success.

A prerequisite for many films success is the purchase of its distribution rights by one of a limited number of distribution companies.  Such companies purchase the distribution rights to a film, advertise and market the film, see that the film will be shown in theaters and exploit the film in other available markets and media.  Many distributors have arrangements with companies already in place, assuring that their films will be shown in theaters.  Distributors also commit resources to the advertising and marketing of films, making them more attractive to audiences and other markets.

A distributor looks at a number of factors in determining whether or not it wants to ultimately distribute a particular film:

•	personal taste
•	perceived marketability
•	cost of purchasing the rights to the film
•	the film’s genre
•	the film’s director
•	the attached talent and its performance
•	the story line
•	success at festivals
•	overall quality of the film

Sometimes demonstrating strength in all these areas is not enough to secure a distributor.  Although sometimes qualitative standards are applied, it is more likely that a distributor is attracted to a certain film for subjective reasons.  Although we are currently in negotiations with an independent media and production company, we cannot assure you that we will be able to secure a distributor on acceptable terms, if at all.

A distributor’s failure to promote our motion picture adequately would adversely affect our business.

Distributors’ decisions regarding the timing of release and promotional support of motion pictures are important in determining the success of these pictures.  We do not control the timing and manner in which a distributor would distribute our motion picture.  Any decision by those distributors not to promote our motion picture or to promote our competitors’ motion pictures to a greater extent than they promote ours could have a material adverse effect on our business, results of operations and financial condition.

Minimum guarantees do not eliminate the risks we face when we license distribution rights.

Licensing distribution agreements we seek to enter into with sub-distributors, typically with respect to international rights, may provide for minimum guarantees.  However, these minimum guarantees do not assure the profitability of our motion pictures or our operations.  Additional revenues may be necessary from distribution of a motion picture in order for us to recover any investment in excess of the aggregate minimum guarantees, pay for distribution costs, continue acquisition and development of other motion pictures, and cover general overhead.  Licensing distribution rights to sub-distributors in exchange for minimum guarantees may also result in us receiving lower revenues with respect to highly successful films.

Our success depends on the commercial success of motion pictures generally, which is unpredictable.

Operating in the motion picture industry involves a substantial degree of risk.  Each motion picture is an individual artistic work, and inherently unpredictable audience reactions determine commercial success.  Generally, the popularity of our motion picture will depend on many factors, including the critical acclaim it receives, the format of its initial release (for example, theatrical or direct-to-video), the actors and other key talent, the genre and its specific subject matter.  The commercial success of our motion picture also depends upon the quality and acceptance of films that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change.  We cannot predict the future effects of these factors with certainty, any of which could have a material adverse effect on our business, results of operations and financial condition.

In addition, because a motion picture’s performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results may negatively affect future revenue streams.  Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities.  We cannot make assurances that our motion picture will obtain favorable reviews or ratings or that our motion picture will perform well at the box office or in ancillary markets.

Budget overruns may adversely affect our business.

Our business model requires that we be efficient in the production of our motion picture.  Actual motion picture costs often exceed their budgets, sometimes significantly.  The production, completion and distribution of motion pictures are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control.  Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production.  If our motion picture production incurs substantial budget overruns, we may have to seek additional financing to complete production.

In addition, if our motion picture production incurs substantial budget overruns, we cannot assure you that we will recoup these costs.  Increased costs incurred with respect to a particular film may correlate to such film not being ready for release at the intended time and the postponement to a potentially less favorable time, all of which could cause a decline in box-office performance, and thus the overall financial success of such film.  Budget overruns could also prevent a picture from being completed or released.

We face substantial competition in all aspects of our business.

The motion picture industry is extremely competitive.  The competition comes from both companies within the same business and companies in other entertainment media which create alternative forms of leisure entertainment.  We compete with several “major” film studios which are dominant in the motion picture industry, as well as with numerous independent motion picture and television production companies, television networks and pay television systems for the acquisition of literary properties, the services of performing artists, directors, producers and other creative and technical personnel, and production financing.  Many of the organizations with which we compete have significantly greater financial and other resources than we do.  The majors are typically large, diversified entertainment concerns or subsidiaries of diversified corporations which have strong relationships with creative talent, exhibitors and others involved in the entertainment industry, and whose non-motion picture operations provide stable sources of earnings that offset variations in the financial performance of their motion picture operations.

The entertainment industry is currently evolving into an industry in which certain multi-national multi-media firms, because of their control over key film, magazine and television content, as well as key network and cable outlets, will be able to dominate the communications industries in the United States.  These organizations have numerous competitive advantages, such as the ability to acquire financing for their projects and to make favorable arrangements for the distribution of completed films.  If we are unable to compete in this intense industry, our business will fail.

An oversupply in the market could hinder our films from competing effectively.

The number of motion pictures released by our competitors, particularly the major U.S. studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our film to succeed commercially.  Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest.

Moreover, we cannot guarantee that we can release our film when it is scheduled.  In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio’s larger promotion campaign.  Any such change could adversely impact our financial performance.  In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio’s release and its typically larger promotion budget may adversely impact the financial performance of our film.

The limited supply of motion picture screens compounds this product oversupply problem.  Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only 10 to 15 films distributed nationally by major studio distributors.  In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release our picture may decrease.  If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our motion picture may also decrease, which could have a material adverse effect on our business, results of operations and financial condition.

Protecting and defending claims against intellectual property claims may have a material adverse effect on our business.

Our ability to compete depends, in part, upon successful protection of our intellectual property.  We do not have the financial resources to protect our rights to the same extent as major studios.  We will attempt to protect proprietary and intellectual property rights to our production through available copyright and trademark laws and licensing and distribution arrangements with reputable companies in specific territories and media for limited durations.  Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries.  We may also distribute our products in other countries in which there is little effective copyright or trademark protection.  As a result, it may be possible for unauthorized third parties to copy and distribute our production or certain portions or applications of our intended production.

Litigation may also be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others.  Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations and financial condition.

Because our business is subject to intellectual property right laws, our business may suffer due to illegal replication of our films or our own unintentional infringement upon other’s proprietary interests.

We plan to copyright all of our film properties and projects.  Litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.  Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

One of the risks of the film production business is the possibility that others may claim that our production and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed films, stories, characters, other entertainment or intellectual property.  Any such assertions or claims may materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our business, financial condition or results of operations.  If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights.  We cannot provide any assurances, however, that under such circumstances a license, or any other form of settlement, would be available on acceptable terms if at all.

We face risks from doing business internationally.

We may distribute our motion picture outside the United States through a distributor or other third party licensee.  As a result, our business could become subject to certain risks inherent in international business, many of which are beyond our control.  These risks include:

•	fluctuating foreign exchange rates;
•	differing cultural tastes and attitudes;
•	financial instability and increased market concentration of buyers in foreign television markets;

•	differing degrees of protection for intellectual property;
•	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
•	changes in local regulatory requirements, including restrictions on content;
•	the instability of foreign economies and governments; and
•	war and acts of terrorism.

Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources.

We could be adversely affected by strikes or other union job actions.

We are directly or indirectly dependent upon highly specialized union members who are essential to the production of motion pictures, including members of the Screen Actors Guild, the Writers Guild of America, the Directors Guild of America and the International Brotherhood of Teamsters.  A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures could delay or halt our ongoing production activities.  Such a halt or delay, depending on the length of time, could cause a delay or interruption in our motion picture. The 2007-2008 strike by the Writers Guild of America did not have a material impact on our production activities, since principal photography on our film was completed in September 2007 prior to the start of the strike.

Because we have limited assets and inexact capital requirements, we may not have or be able to obtain sufficient resources to successfully implement our business plan.

We have limited assets and require significant capital to complete the development of our business plan.  Our success may significantly depend upon our ability to raise capital.  Even if we are successful in raising capital, there is still no assurance that the capital raised will be sufficient to facilitate our ultimate needs, because we do not know the exact specific financial requirements of the projects in which we may eventually participate, and therefore do not know what our exact capital needs will be over time.  In addition, we may incur substantial costs in connection with any research and/or negotiations for business opportunities, which may deplete our assets.

We cannot ensure that projections and assessments will be met.

Our ability to accomplish our objectives and whether or not we will be financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained.  Some of these factors are within the discretion and control of management and others are beyond management’s control.  The assumptions and hypothesis used in preparing any forward-looking assessments of profitability made by management herein are considered reasonable.  We can provide no assurance, however, that any projections or assessments provided to potential investors will be realized or achieved at any level.

Rules issued under the Sarbanes-Oxley Act of 2002 may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to retain listing of our common stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges and NASDAQ. The perceived personal risk associated with these rules and regulations may deter qualified individuals from accepting roles as directors and executive officers.

If we fail to maintain an effective system of disclosure and internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports and detect fraud. Based on our evaluation as of December 31, 2008, we concluded that we do maintain effective disclosure controls and procedures. Failure to implement changes to our controls that we may identify in the future as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

We may be unable to obtain additional capital that we will require to implement our business plan, which would restrict our ability to grow.

We have a limited amount of working capital that will not be sufficient to fully fund our planned operations. We will require additional capital to continue to operate and expand our business. We may be unable to obtain the additional capital required.

Future acquisitions, as well as administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance and accounting expenses) will require a substantial amount of additional capital and cash flow. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not be able to obtain the capital we require by other means. If we do not succeed in raising additional capital, we may be unable to fund our operations going forward.

Our ability to obtain needed financing may be impaired by such factors as the capital markets and our status as an enterprise without a demonstrated operating history.  If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to curtail or cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Difficult conditions in the global capital markets may significantly affect our ability to raise additional capital necessary to fund our operations.

The ongoing global financial and credit crisis may continue indefinitely.  Because of severely reduced market liquidity, we may not be able to raise additional capital when we need it.  Because the future of our business will depend on the completion of one or more investment transactions for which, most likely, we will need additional capital, we may not be able to complete such transactions or acquire revenue producing assets.  As a result, we may not be able to generate income and, to conserve capital, we may be forced to curtail our current business activities or cease operations entirely.

We may not be able to effectively expand operations or manage our growth, which may harm our profitability.

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes, and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

•	meet our capital needs;

•	expand our systems effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our intended business. We presently have a small management team consisting of our sole executive officer that we expect to expand in conjunction with our planned acquisition activities. The loss of a key individual or our inability to attract suitably qualified staff could materially adversely impact our business. We presently do not maintain “key man” life insurance on any member of our management team.  If we are unable to attract and retain key personnel, our business may be adversely affected.

There has been a limited trading market for our common stock that may impair your ability to sell your shares.

There has not been a trading market for our common stock since our inception. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other assets or companies by using common stock as consideration.

Our common stock is currently quoted on the NASD’s Over-the-Counter Bulletin Board under the symbol “ESRI.OB.” As indicated above, our common stock is not presently trading. As a result, investors may find it difficult to obtain accurate quotations of the price of our common stock. This situation severely limits the liquidity of the common stock and hampers our ability to raise additional capital.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

Applicable SEC rules governing the trading of “penny stocks” will limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is considered to be a “penny stock” and is therefore subject to SEC rules and regulations that (i) impose limitations upon the manner in which our shares may be publicly traded and (ii) regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules and may increase the difficulty investors might experience in attempting to liquidate such securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our principal executive office is located at 4 Park Avenue, Suite 16K, New York, NY 10016, which is provided to us, on a rent free basis, by our President and Chief Executive Officer, Thomas H. Hanna, Jr.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

“Bid” and ”ask” prices for our common stock are quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) since September 2, 2008 under the symbol “ESRI.OB”.  However, our stock has never traded.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTCBB by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2008	$0.25	$0.10
September 30, 2008	N/A	N/A

As of March 27, 2009, we had 33 shareholders of record of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, we issued the following securities without registration under the Securities Act of 1933:

On June 4, 2008 we sold 600,000 shares of our common stock to one person at a price of $0.10 per share or an aggregate of $60,000.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder, since the issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not for resale, and we took appropriate measures to restrict resale.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2008 and since our date of inception (March 15, 2007), we have not generated any operating revenue. We do not anticipate generating operating revenue in the near future. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

We incurred total operating expenses of $101,609 for the year ended December 31, 2008, as compared to total operating expenses of $155,563 for the year ended December 31, 2007. The decrease in total operating expenses was due to a decrease in general and administrative expenses.

We generated interest income in the amount $2,331 for the year ended December 31, 2008, as compared to interest income of $1,692 for the year ended December 31, 2007.

We have generated no operating revenues and our net loss from inception through December 31, 2008 was $253,149.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2008 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operative revenues since our inception. We have depended on loans and sales of equity securities to conduct operations.  As of December 31, 2008 and 2007, we had cash of $15,056 and $75,768, current assets of $15,056 and $75,768 and current liabilities of $406,994 and $404,562, respectively.  Unless and until we achieve material revenues, we will remain dependent on financings to continue our operations.

Plan of Operation

We were formed as a Delaware corporation on March 15, 2007 for the purpose of producing full length independent feature films.  Since inception, we have been engaged in the production and attempted distribution of our first independent, full-length feature film entitled BuzzKill.

On April 1, 2007, Buzz Kill, Inc., our wholly owned subsidiary, acquired all right, title and interest in and to the screenplay entitled “Buzz Kill,” written by Steven Kampmann and Matt Smollon.  Pursuant to the Literary Purchase Agreement, dated April 1, 2007, each of Messrs. Kampmann and Smollon received the following compensation:  (i) $6,250, (ii) $12,731 in deferred compensation, and (iii) contingent compensation equal to 3.5% of the “net proceeds” of the film.  Messrs. Kampmann and Smollon will receive an additional $25,000 if the film’s North American (i.e., the United States and Canada) theatrical box office receipts reach $15,000,000 and an additional $25,000 thereafter for each $15,000,000 in theatrical box office receipts reached thereafter.

On April 13, 2007, Buzz Kill hired Mr. Kampmann to direct the film.  Pursuant to Director Agreement, dated April 13, 2007, for his director services, Mr. Kampmann received the following compensation:  (i) $20,000, (ii) $50,000 in deferred compensation, (iii) an additional $10,000 for every $100,000 that the final, actualized budget exceeds $650,000, and (iv) contingent compensation equal to 5% of the “net proceeds” of the film.  Mr. Kampmann will receive an additional $25,000 if the film’s North American (i.e., the United States and Canada) theatrical box office receipts reach $15,000,000 and an additional $25,000 thereafter for each $15,000,000 in theatrical box office receipts reached thereafter.

Pursuant to the Investment Agreement, dated May 1, 2007, between our Company and Buzz Kill, we provided financing to Buzz Kill in the amount of $800,000 for the production (principal photography only) and exploitation of BuzzKill.  Under the agreement, we received a “first priority” right of recoupment of the financing amount and a 20% premium.  In addition, our Company is entitled to a percentage of the “net proceeds” of the picture, calculated as a percentage equal to 50% of the fraction with a numerator equal to the amount of our financing and a denominator equal to the amount of the final, actualized budget of the film. Buzz Kill agreed that the negative cost of the film (that is, the cost of actually producing and shooting the film and not including such costs as distribution and promotion) shall not exceed $1,100,000 without the written consent of our Company and to limit its financing debt to $300,000 plus 20%.

In December 2007, we completed a private placement offering of 8,529,000 shares of our common stock to a total of 33 purchasers at a price of $0.10 per share for aggregate proceeds of $852,900. In June 2008, we sold additional 600,000 shares of our common stock to an institutional investor at a price of $0.10 per share for gross proceeds of $60,000.

As of December 31, 2008, BuzzKill has issued an aggregate principal amount of $160,000 of its 10% Notes Series.  The notes have an interest rate of 10%, compounded monthly, and a maturity date of three years from the date of issuance.  Upon repayment of the notes, in addition to the outstanding principal balance and all accrued and unpaid interest, the noteholders will be entitled to receive (i) a premium equal to 20% of the original principal amount and (ii) contingent compensation equal to 12% of the “net proceeds” of the film. All amounts under the notes remain unpaid and outstanding, and proceeds from the notes were used to finance the production of the film.  As of December 31, 2008, BuzzKill also has a $40,000 demand loan payable to Thomas H. Hanna, Jr. in the amount of $40,000.

Unless otherwise provided, the relative priority of the debt servicing and other payments under our material agreements is as provided in the definition of “net proceeds.” “Net proceeds” is defined as the sums remaining from all gross monies received from the licensing, distribution and other exploitation of all rights to the film after the deductions, in the following order, of (i) distribution expenses, (ii) production deferments to any party providing rights, materials, services or facilities in connection with the production of the film, (iii) recoupment by the financier’s of the film of its financial contribution plus a 20% premium, (iv) repayment of costs of production provided by third parties, and (v) other deferments.

In February 2008, through our wholly owned subsidiary, Buzz Kill, Inc., we completed post-production of the film, and now seek to market the film and secure distribution.  We have secured the services of a sales representative who will assist us in guiding the film through the festival and distribution process.  We intend to raise additional capital through the issuance of debt and/or equity securities to provide financing for our marketing and distribution activities.  Currently, we are in negotiations with an independent media production and distribution company to secure distribution for the film.

Milestone to Achieve in the Next Twelve Months

Our major objective in the next twelve months is to secure distribution and market our first independent feature film, BuzzKill. Principal photography on the film was completed in September 2007, and post-production was completed in February 2008.

We are currently engaged in the initial marketing of the film.  (Our production budget of approximately $1,000,000 does not include a marketing and sales budget.)  The finished film will be entered into various film festivals in the U.S. and abroad.  The fee for entering a film into a festival competition is typically $200-300 per entry.  We believe this is the most time-efficient and inexpensive means of (i) measuring audience response, (ii) meeting film distributors both domestic and foreign, and (iii) formulating a public relations campaign with print, TV and other media outlets. To date, we have submitted our film to a number of film festivals.  The film won the People’s Choice Award for Best Feature Film at the 2008 NJ State Film Festival at Cape May.

Total marketing and distribution costs are estimated at $200,000.  We hope to reduce out-of-pocket expenses by entering into a distribution agreement.  This distributor will market and distribute the film in exchange for a percentage of royalties.  This means that additional out-of-pocket expense for marketing and sales would be minimal.  If we are unable to contract with a distributor, we intend to finance these expenditures through additional private equity or debt financing.

Our next objective in the next twelve months is to complete the conception phase and enter into the pre-production phase of a second feature film. As of the date of this report, we have not identified our second project.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T] CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive and financial officer, Thomas H. Hanna, Jr., we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  The disclosure controls and procedures are intended to insure that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 due to a material weakness.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

More specifically, the material weakness relates to a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP resulting in a lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to accounting by producers and distributors of films.

Due to our small size and limited financial resources, our part-time outside accountant has been the only individual involved in our accounting and financial reporting.  As a result, there has been no segregation of duties within the accounting function.  This lack of segregation of duties represents a material weakness.

In efforts to address this material weakness, we are planning to add additional personnel to the internal accounting operation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

The following table sets forth certain information, as of December 31, 2008, with respect to our directors and executive officers.

Name	Positions Held	Age

Thomas H. Hanna, Jr.	President, Treasurer and Director	43
Dylan Hundley	Vice President, Secretary and Director	38
Kristie Rubendunst	Director	55

Our directors and officers hold office until the earlier of their death, resignation or removal or until their successors have been duly elected and qualified.  Our officers are appointed by the board of directors and serve at the discretion of the board.  There are no family relationships among our directors and executive officers.

Thomas H. Hanna, Jr. has been an attorney in New York City since 1992 and has a wide range of legal experiences including litigation, real estate and entertainment.  Most recently he has produced the off-Broadway shows, Pieces (of ass) (2003-Present) through his production company, New Scenario Entertainment, and Voyage of the Carcass (2006).  From 2005-2006, he produced and developed several television projects for Steven Van Zandt’s company, Renegade Nation.  From 2000-2001, Mr. Hanna was the producer of the Shooting Gallery Film Series for Shooting Gallery Entertainment where he oversaw all aspects of the series.  He has served as legal counsel and co-producer on the short film Death of the Monkey (1996) by David Goldsmith and has worked on numerous feature films.  His independent film credits include being the assistant location manager on Better Living (1998) with Olympia Dukakis and location manager on Hamlet (1998) with Ethan Hawke, Bill Murray, Liev Schreiber and Sam Shepard; Dummy (2000) by Gregory Pritikin with Adrien Brody; Perfume (2000) with Jeff Goldblum and Paul Sorvino; Maze (1999) with Laura Linney; and Heartbreak Hospital (1999) by Ruedi Gerber.  Mr. Hanna received his J.D. from Widener University School of Law in 1991 and his B.A. in Economics from St. Michael’s College in 1987.

During our development stage, our president intends to devote his full business time to our business.

Dylan Hundley has been our vice president, secretary and a director since March 2007. From November 2006 to May 2007, Ms. Hundley worked as a consultant in financial marketing and investor relations for Aethlon Medical, Inc., a developer of therapeutic devices. From August 2003 to November 2006, she was Vice President at Friedland Capital Inc., a financial services company. Ms. Hundley started her training as an actress at the Neighborhood Playhouse and The Groundlings immediately after leaving high school.  On her first audition she managed to land the role of Sally Fowler in Metropolitan.  She went on to star in many independent films such as A Holiday Affair, Brooklyn Film Festival’s 2001 winner for best film.  Other film credits include Dangerous Game alongside Madonna and Harvey Keitel and The Last Days of Disco with Kate Beckinsale and Chloe Sevigny.  She has two television shows in development.  One entitled Underground Hall of Fame which follows largely unknown musical artists with established followings and another called Funded.  Ms. Hundley also has consulted for HiFi Recordings, the home of Spacehog, The Marvelous Three and Avril Lavigne from 1997-2000.

During our development stage, our vice president intends to devote her full business time to our business.

Kristie Rubendunst became one of our directors on September 10, 2007.  From 2000 to 2007, Ms. Rubendunst served as a corporate finance and securities paralegal at New York City law firms.  She archived over 5,000 photographic glass plates of Wilfred E. Stone, and as a result of several exhibits she organized, Mr. Stone was recognized by Yankee Magazine as a significant New England photographer. In 1994, Ms. Rubendunst received a certificate in film production from NYU’s School of Continuing and Professional Studies.  In 1995-1996, she co-wrote and co-produced Trial By Fire, a morality tale filmed in New York City. Since June 2007, she formed a consulting firm to assist microcap companies and not-for-profit companies achieve their growth goals.

Employment Agreements

Our only employees are our two executive officers.  We do not presently compensate our executive officers for their services as such and do not have employment agreement with them.  As described in greater detail in “Certain Relationships and Related Transactions and Director Independence”, however, we have compensated them for services provided in connection with the film BuzzKill and may compensate them further.

Term of Office

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our shareholders.  The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and no revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

Board of Directors

Two of our three directors serve as our executive officers and as such are not independent directors.  Our third director, Kristie Rubendunst is an independent director. We do not pay our directors for attending board meetings.  They are reimbursed, however, for their expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem as no security holders have made any such recommendations.  Our entire board performs all functions that would otherwise be performed by committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

In March 2009 we adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller and persons performing similar functions.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o Eastern Resources, Inc. at 4 Park Avenue, Suite 16K, New York, NY 10016.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2008 and 2007 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2008; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2008; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2008 that earned annual compensation during the fiscal year ended December 31, 2008 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Thomas H. Hanna,	2008(1)	0	0	0	0	0	0	0	0
Jr., Chief Executive	2007(1)	0	0	0	0	0	0	0	0
and Financial
Officer

(1)           Excludes payments made or payable to Mr. Hanna for his services as a producer on the film BuzzKill.  See “Certain Relationships and Related Transactions, and Director Independence.”  Mr. Hanna’s compensation under the related producer agreement dated August 1, 2007 includes (i) $25,000 paid in 2007; (ii) $25,000 presently due and payable; (iii) $150,000 in deferred compensation; and (iv) contingent compensation related to the “net proceeds” generated by the film “BuzzKill.”

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended December 31, 2008 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 27, 2009 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our executive officers; and
•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of March 27, 2009.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner(3)	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Thomas H. Hanna, Jr.	Common Stock, $0.00001 par value	5,755,000 shares - Direct	27.9%

Dylan Hundley	Common Stock, $0.00001 par value	5,751,000 shares - Direct	27.9%

Kristie Rubendunst	Common Stock, $0.00001 par value	0 shares	0

All officers and directors as a group (3 persons)	Common Stock, $0.00001 par value	11,506,000 shares	55.8%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 20,629,000 shares of our common stock issued and outstanding on March 27, 2009.

(3)	The address for each of the named beneficial owners of our common stock is c/o Eastern Resources, Inc., 4 Park Avenue, Suite 16K, New York, NY 10016.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with the formation of the Company, on March 15, 2007, each of Thomas H. Hanna, Jr., our President and Treasurer and a director, and Dylan Hundley, our Vice President and Secretary and a director, received 5,750,000 founder shares of common stock in exchange for all of the issued and outstanding capital stock of Buzz Kill, Inc., as well as services rendered in connection with the organization of the Company.

On April 17, 2007, Ms. Hundley entered into a memorandum of agreement with Buzz Kill, Inc. pursuant to which Ms. Hundley agreed to introduce Buzz Kill to third parties who may be interested in lending for, investing in or in any other way financing all or a portion of the development and/or production of our film, BuzzKill.  Under the agreement, Ms. Hundley is entitled to the following payments: (i) $40,000 in finder’s fees, of which $20,000 has been paid and the remaining $20,000 will be paid as deferred payment, (ii) $50,000 in deferred compensation for her producer services and (iii) contingent compensation in an amount equal to 5% of the “net proceeds” of the film.

On August 1, 2007, Mr. Hanna entered into a producer agreement with Buzz Kill, Inc. pursuant to which he provided preparation, general production and post-production services in connection with the film, BuzzKill.  Mr. Hanna rendered non-exclusive services commencing two weeks prior to the scheduled starting date of principal photography until the “wrapping” of the film. Mr. Hanna’s compensation under the agreement includes (a) an amount equal 5% of the actualized budget of the film, of which $25,000 has been paid and the remaining $25,000 is due and payable, (b) $150,000 in deferred compensation and (c) contingent compensation in an amount equal to the remaining percentage of any “net proceeds” generated by the film after deducting all third party profit participations. As of the date of this Annual Report, after deducting existing third party profit participations, Mr. Hanna’s contingent compensation would be approximately 14.25% of the “net proceeds” generated by the film. This percentage may be reduced as we grant profit participation to other third parties in connection with securing additional financing or distribution arrangement for the film.

In June 2007, Mr. Hanna in an oral agreement made an interest free bridge loan to Buzz Kill, Inc. in the amount of $100,000.  As of December 31, 2008, the balance on the loan was $40,000.  The loan is payable on demand.

In February 2008, Mr. Hanna made an interest free loan to Buzz Kill, Inc. in the amount of $2,241 to cover its operating expenses. This loan was also an oral agreement.

In June 2008, Steven Kampmann, the director and co-writer of BuzzKill, Matt Smollon, the co-writer of BuzzKill, Adam Gottbetter, the executive producer of BuzzKill, and Mr. Hanna provided funding in the total amount $6,063 to satisfy outstanding obligations for editing services related to the film. This funding was an oral agreement and is being treated as a non-interest loan, which will be repaid when we have raised additional capital.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2008	Fiscal year ended December 31, 2007

Audit fees (1)	40,000	25,000

Audit-related fees (2)	6,000	0

Tax fees (3)	0	0

All other fees (4)	0	0

Total fees	46,000	25,000

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007
and for the period from Inception (March 15, 2007) to December 31, 2008	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from
Inception (March 15, 2007) to December 31, 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007
and for the period from Inception (March 15, 2007) to December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7 – F-11

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (1)

10.1	10.1	Literary Purchase Agreement, dated April 1, 2007, among Buzz Kill, Inc. and Seasmoke, Inc. f/s/o Steven Kampmann and Matt Smollon (1)

10.2	10.2	Director Agreement, dated April 13, 2007, between Buzz Kill, Inc. and Seasmoke, Inc. (1)

10.3	10.3	Memorandum of Agreement, dated April 17, 2007, between Dylan Hundley and Buzz Kill, Inc. (1)

10.4	10.4	Investment Agreement, dated May 1, 2007, between Buzz Kill, Inc. and Eastern Resources, Inc. (1)

10.5	10.5	Producer Agreement, dated August 1, 2007, between Buzz Kill, Inc. and Thomas Hanna (1)

10.6	10.9	Form of 10% Note Series issued by Buzz Kill, Inc. (1)

14.1	*	Code of Ethics

21	*	List of Subsidiaries

31.1 / 31.2	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

(1)       Filed with the Securities and Exchange Commission on March 4, 2008 as an Exhibit, numbered as indicated above, to Registrant’s Registration Statement on Form S-1 (Registration No. 333-149850), which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN RESOURCES, INC.

Dated: March 30, 2009	By:	/s/ Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., President and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March, 2009.

/s/ Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., President, Principal Executive Officer, Principal Financial and Accounting Officer and Director

/s/ Dylan Hundley
Dylan Hundley, Director

/s./ Kristie Rubendunst
Kristie Rubendunst, Director

PART IV – FINANCIAL INFORMATION

ITEM 15.         FINANCIAL STATEMENTS
Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and for the period from Inception (March 15, 2007) to December 31, 2008	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from Inception (March 15, 2007) to December 31, 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for the period from Inception (March 15, 2007) to December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7 – F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eastern Resources, Inc.

We have audited the accompanying consolidated balance sheets of Eastern Resources, Inc. and Subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows year ended December 31, 2008 and from the period from Inception (March 15, 2007) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Eastern Resources, Inc. and Subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the year ended December 31, 2008 and for the period from Inception (March 15, 2007) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $253,000 from March 15, 2007 (inception) to December 31, 2008. As a result, the current operations are not an adequate source of cash to fund future operations. This issue among others raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants
New York, NY
March 30, 2009

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash	$15,056	$75,768
Total current assets	15,056	75,768

Capitalized film costs	1,271,611	1,216,908

TOTAL ASSETS	$1,286,667	$1,292,676

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$11,532	$9,100
Loan payable-stockholder	40,000	40,000
Compensation payable	355,462	355,462
Total current liabilities	406,994	404,562

NOTES PAYABLE	208,422	189,085

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value,
5,000,000 shares authorized; none issued
Common Stock, $.001 par value,
300,000,000 shares authorized; 20,629,000 and 20,029,000 issued and
outstanding at December 31, 2008 and 2007, respectively	20,629	20,029
Additional paid in capital	903,771	844,371
Deficit accumulated in the development stage	(253,149)	(153,871)
Subscriptions receivable	-	(11,500)
TOTAL STOCKHOLDERS' EQUITY	671,251	699,029

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,286,667	$1,292,676

See accompanying notes to audited consolidated financial statements

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	From Inception	From Inception
	Ending	(March 15, 2007) to	(March 15, 2007) to
	December 31, 2008	December 31, 2007	December 31, 2008

Revenues	$-	$-	$-

Operating expenses
General and administrative	101,609	155,563	257,172
Total operating expenses	101,609	155,563	257,172

Net loss before other income	(101,609)	(155,563)	(257,172)

Interest Income	2,331	1,692	4,023

Net loss	$(99,278)	$(153,871)	$(253,149)

Basic and diluted earnings per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	20,375,849	17,594,600

See accompanying notes to audited consolidated financial statements

EASTERN RESOURCES INC. and SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional	Deficit Accumulated	Stock	Total
	Common stock	Common stock	Paid-in	During	Subscription	Stockholders'
	Shares	Amount	Capital	Development Stage	Receivable	Equity
Balance, March 15, 2007 (Inception)	-	$-	$-	$-	$-	$-

Stock issued to founders at par	11,500,000	11,500	-	-	(11,500)	-
Stock issued for cash at $.10 per share	8,529,000	8,529	844,371	-	-	852,900
Net loss	-	-	-	(153,871)	-	(153,871)

Balance, December 31, 2007	20,029,000	20,029	844,371	(153,871)	(11,500)	699,029

Stock issued for cash at $.10 per share	600,000	600	59,400	-	-	60,000
Write-off of subscription receivable	-	-	-	-	11,500	11,500
Net loss	-	-	-	(99,278)	-	(99,278)

Balance, December 31, 2008	20,629,000	$20,629	$903,771	$(253,149)	$-	$671,251

See accompanying notes to audited consolidated financial statements

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year	From Inception	From Inception
	Ending	(March 15, 2007) to	(March 15, 2007) to
	December 31, 2008	December 31, 2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(99,278)	$(153,871)	$(253,149)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Increase in film costs	(59,312)	(1,216,908)	(1,276,220)
Increase in capitalized interest	4,609	29,085	33,694
Increase in accounts payable and accrued expenses	2,432	9,100	11,532
Officer stock compensation	11,500	-	11,500
Increase in compensation payable	-	355,462	355,462
NET CASH USED IN OPERATING ACTIVITIES	(140,049)	(977,132)	(1,117,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	160,000	160,000
Proceeds from loan payable-shareholder	-	40,000	40,000
Increase in note payable accrued interest	19,337	-	19,337
Proceeds from issuance of common stock	60,000	852,900	912,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	79,337	1,052,900	1,132,237

INCREASE (DECREASE) IN CASH	(60,712)	75,768	15,056

CASH-BEGINNING OF PERIOD	75,768	-	-
CASH-END OF PERIOD	$15,056	$75,768	$15,056

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See accompanying notes to audited consolidated financial statements

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

Note 1 - Organization and Nature of Operations

Eastern Resources, Inc. (Company) was incorporated in the State of Delaware on March 15, 2007. On that date the Company acquired Buzz Kill, Inc., an inactive corporate shell, for 11,500,000 common shares. The Company, through Buzz Kill, its wholly owned subsidiary, recently completed production of a feature length major motion picture, and plans to market it to distributors in the United States and abroad. The Company plans to produce a wide range of independent films outside the traditional studio system. The Company intends to distribute films for theatrical release, and exploit methods of delivery worldwide. The Company intends to execute its business plan through the acquisition of unique films from a broad spectrum of independent writers, directors and producers. Each project will become an independent production company, created as a subsidiary of Eastern Resources, Inc. The Company plans to fund the projects and maintain ownership of the films with the intent of building a film library with the rights to DVD, book and other reproductive media for sale to the public.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include those of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents.

Income Taxes - Income taxes are accounted for in accordance with the provisions of SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short term maturity of these financial instruments.

Loss Per Common Share - Loss per common share is computed using the weighted average number of shares outstanding.

Revenue Recognition - The Company recognizes revenues from the sale or licensing arrangement of a film upon delivery of a completed film or the commencement of a licensing period. The Company had substantially completed film production at December 31, 2008 but realized no revenues as of that date.

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

Capitalized Film Costs - Film costs include all direct negative costs incurred in the physical production of the film as well as allocated production overhead. Such costs include story costs and scenario; compensation of cast, directors, producers and extras; set construction and operations; wardrobe and accessories; sound synchronization; location expenses and post production costs including music, special effects and editing. Film costs are amortized based on the ratio of current period gross revenues to estimated remaining ultimate revenues from all sources on an individual production basis. Estimated ultimate revenues are revised periodically and the carrying values of the films are evaluated for impairment. Losses, if any, are provided in full.

As of December 31, 2008 and 2007, the Company is not yet able to reasonably estimate the future revenues the film will generate.  As a result, the Company has not yet begun amortization of capitalized film costs.  The Company is continuing its efforts with various companies in order to obtain a licensing or distribution agreement.

Advertising Costs - Advertising costs are expensed as incurred. Expenditures for the period ended December 31, 2008 were insignificant.

Recent Accounting Pronouncements

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether at the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the good will acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

Note 3 - Going Concern

The Company at present has insufficient funds to sustain the cash flows required to meet the anticipated operating costs to be incurred in the next twelve months. Management intends to sell additional equity and / or debt securities in the future to supplement potential revenues. However, there can be no assurance that the Company will be successful in raising significant additional funds. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 - Notes Payable

In 2007 the Company issued 10% Subordinated Debenture Notes aggregating $160,000 payable to four persons. The notes included accrued interest compounded monthly and become due and payable on varying dates in the year 2010. The notes are subordinated to monies payable to trade payables and to the loan payable to Mr. Hanna, an officer and major stockholder.  Upon repayment of the notes and accrued interest the Company agreed to pay the note holders an additional premium of 20% of the original principal $32,000, which was recorded at present value of $24,324. . The note holder’s rights to receive the premium survive any redemption of the notes. Such amount was calculated using 10% per annum compounded monthly. In addition to the repayments of principal, accrued interest and premium the note holders will be entitled to a 12% participation in the film’s net proceeds as defined in the agreements.

At December 31, 2008 and 2007, the Company recorded accrued interest of $48,422 and $29,085.

Note 5 - Loan Payable - Stockholder

In July 2007 the Company received a bridge loan of $100,000 from Mr. Hanna. Subsequent repayments of $60,000 reduced the loan to $40,000 as of December 31, 2008. The loan is unsecured, interest free and repayable on demand.

Note 6 - Subscriptions Receivable

The Company issued 11,500,000 common shares in March 2007 to the Company’s founders. The shares were valued at par ($.001 per share) thereby aggregating $11,500. Such amount remained unpaid at December 31, 2008 and was written off  as compensation expense during the year ended December 31, 2008.

Note 7 - Income Taxes

The Company accounts for income taxes under Statement of Financial Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

For the year end December 31, 2008 the benefit for income taxes differs from the amounts computed by applying the statutory federal income tax rate to the loss before provision for income taxes; the reconciliation is as follows:

Benefit computed at statutory rate	$39,600
Permanent difference	(4,600)
Income tax benefit not utilized	(35,000)
Net income tax benefit	$-

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

The Company had a net operating loss carryforward for tax purposes of approximately $246,000 at December 31, 2008 which expires in the year 2028. Listed below are the tax effects of the items related to the Company’s net tax asset:

Tax benefit of net operating loss carryforward	$86,100
Valuation allowance	(86,100)
Net deferred tax asset recorded	$-

The Company has not filed its federal and state income tax returns for 2007 and 2008.

Note 8 – Compensation Payable

Compensation payable of $355,462 as of December 31, 2008 and 2007, is derived from various agreements entered into by the Company in April and August of 2007.  The amounts payable by the Company have not changed from the prior year and will not change until such time that the Company begins to generate revenues from the film, Buzz Kill.

Below, is a summary of the agreements:

(a)
On April 17, 2007, Ms. Hundley entered into a memorandum agreement with the Company pursuant to which Ms. Hundley agreed to introduce Buzz Kill to third parties who may be interested in lending or investing or in any other way financing all or a portion of the development and / or production of our film, BuzzKill. Under the agreement, Ms. Hundley is entitled to the following payments (i) $40,000 in finder’s fees, of which $20,000 is deferred, (ii) $50,000 in deferred compensation for her producer services and (iii) contingent compensation in an amount equal to 5% of the “net proceeds” of the film.

(b)
On August 1, 2007, Mr. Hanna entered into a producer agreement with Buzz Kill, Inc. pursuant to which Mr. Hanna will provide preparation, production and post-production services in connection with the film, BuzzKill. Mr. Hanna’s compensation under the agreement included (a) $50,000, of which $25,000 remains unpaid at December 31, 2008, (b) a deferral in the amount of $150,000 and (c) the remaining “net proceeds” generated by the film after deducting “off-the-top” of all third party profit participations.

(c)
On April 1, 2007, the Company agreed to purchase all rights, title and interests in the screenplay (“BuzzKill”). The initial consideration was $12,500 and a deferral of $25,462. The Company is contingently obligated for 7% of the net proceeds. If the picture is released as a theatrical motion picture and the box office receipts from exhibition in “North America” reach or exceed $15,000,000, the Company will pay the seller $25,000 and an additional $25,000 for each additional $15,000,000 in receipts thereafter.

(d)
On April 13, 2007, the Company engaged the services of a director for the screenplay “BuzzKill”. Agreed upon compensation amounted to $105,000, of which $20,000 was paid, $35,000 was due at December 31, 2008 and $50,000 was deferred. Additional compensation is payable at 5% of the net proceeds. If the picture is released as a theatrical motion picture and box office receipts reach or exceed $15,000,000, the Company will pay the director $25,000 and an additional $25,000 for each $15,000,000 in receipts thereafter.

At December 31, 2008, unpaid compensation as reflected above is included in the balance sheet as compensation payable and is as follows:

(a)	Ms Hundley, Vice President	$70,000
(b)	Mr Hanna, President.	175,000
(c)	Story and author’s rights	25,462
(d)	Director	85,000
		$355,462