Form 10-Q
period 2009-03-31
EASTERN RESOURCES INC
filed 2009-05-15
CIK 1429373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

There were 20,629,000 shares of the issuer’s common stock outstanding as of May 14, 2009.

EASTERN RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE
Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	4

Unaudited Consolidated Statements of Operations for the three month periods ended March 31, 2009 and March 31, 2008 and the period from March 15, 2007 (Inception) to March 31, 2009	5

Unaudited Consolidated Statements of Cash Flows for the three month periods ended March 31, 2009 and March 31, 2008 and for the period from March 15, 2007 (Inception) to March 31, 2009	6

Notes to Unaudited Consolidated Financial Statements	7

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$833	$15,056
TOTAL CURRENT ASSETS	833	15,056
Capitalized Film Costs	1,271,611	1,271,611

TOTAL ASSETS	$1,272,444	$1,286,667

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$50,576	$11,532
Loan payable-stockholder	40,000	40,000
Compensation payable	355,462	355,462
TOTAL CURRENT LIABILITIES	446,038	406,994

NOTES PAYABLE	213,633	208,422

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares authorized; none issued
Common Stock, $.001 par value, 300,000,000 shares authorized; 20,629,000 issued and outstanding at March 31, 2009 and December 31, 2008	20,629	20,629
Additional paid in capital	903,771	903,771
Deficit accumulated in the development stage	(311,627)	(253,149)
TOTAL STOCKHOLDERS' EQUITY	612,773	671,251

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,272,444	$1,286,667

See notes to unaudited consolidated financial statements

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	From Inception
	Ended	Ended	(March 15, 2007) to
	March 31, 2009	March 31, 2008	March 31, 2009

Revenues	$-	$-	$-

Operating expenses
General and administrative	58,481	27,335	315,653
Total operating expenses	58,481	27,335	315,653

Net loss before other income	(58,481)	(27,335)	(315,653)

Interest Income	3	2,242	4,026

Net loss	$(58,478)	$(25,093)	$(311,627)

Basic and diluted earnings per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	20,629,000	20,029,000

See notes to unaudited consolidated financial statements

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
	Three Months	Three Months	(March 15, 2007)
	Ended	Ended	to
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,478)	$(25,093)	$(311,627)
Adjustments to reconcile net loss to
net cash used in operating activities:
Increase in film costs	-	(54,705)	(1,276,220)
Increase in capitalized interest	-	4,853	33,694
Increase in accounts payable and accrued expenses	39,044	10,758	50,576
Officer stock compensation	-	-	11,500
Increase in compensation payable	-	-	355,462
NET CASH USED IN OPERATING ACTIVITIES	(19,434)	(64,187)	(1,136,615)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	-	160,000
Proceeds from loan payable-shareholder	-	-	40,000
Increase in note payable accrued interest	5,211	-	24,548
Proceeds from issuance of common stock	-	-	912,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,211	-	1,137,448

INCREASE (DECREASE) IN CASH	(14,223)	(64,187)	833

CASH-BEGINNING OF PERIOD	15,056	75,768	-
CASH-END OF PERIOD	$833	$11,581	$833

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

See notes to unaudited consolidated financial statements

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

Note 1 – Organization, Nature of Operations and Basis of Presentation

Eastern Resources, Inc. (the “Company”) was incorporated in the State of Delaware on March 15, 2007. On that date the Company acquired Buzz Kill, Inc., for 11,500,000 common shares. The Company, through Buzz Kill, its wholly owned subsidiary, recently completed production of a feature length major motion picture, and plans to market it to distributors in the United States and abroad. The Company plans to produce a wide range of independent films outside the traditional studio system. The Company intends to distribute films for theatrical release, and exploit methods of delivery worldwide. The Company intends to execute its business plan through the acquisition of unique films from a broad spectrum of independent writers, directors and producers. Each project will become an independent production company, created as a subsidiary of Eastern Resources, Inc. The Company plans to fund the projects and maintain ownership of the films with the intent of building a film library with the rights to DVD, book and other reproductive media for sale to the public.

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2009. The accompanying consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2008 which was filed on March 31, 2009.

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

As of March 31, 2009 and December 31, 2008, the Company is not yet able to reasonably estimate projected revenues, therefore the Company has not recorded any amortization expense to date.

Revenue Recognition - The Company recognizes revenues from the sale or licensing arrangement of a film upon delivery of a completed film or the commencement of a licensing period. The Company had substantially completed film production at March 31, 2009 but realized no revenues as of that date.

Advertising Costs - Advertising costs are expensed as incurred. Expenditures for the three months period ended March 31, 2009 and 2008 were insignificant.

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

Note 4 – Notes Payable

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

At March 31, 2009 and December 31, 2008, the Company recorded related accrued interest of $53,633 and $48,422, respectively.

Note 5 - Loan Payable - Stockholder

In July 2007, the Company received a bridge loan of $100,000 from Mr. Hanna. Subsequent repayments of $60,000 reduced the loan to $40,000 as of March 31, 2009. The loan is unsecured, interest free and repayable on demand.

Note 6 - Subscriptions Receivable

The Company issued 11,500,000 common shares in March 2007 to the Company’s founders. The shares were valued at par ($.001 per share) thereby aggregating $11,500. Such amount was written off  as compensation expense during the year ended December 31, 2008.

Note 7- Issuance of Common and Preferred Stock

Authorized capital stock consists of 300,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock, with a par value of $0.001 per share.

In December 2007, the Company completed a private placement offering of 8,529,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $852,900.  In June 2008, the Company sold additional 600,000 shares of our common stock to an institutional investor at a price of $0.10 per share for gross proceeds of $60,000.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

As of March 31, 2009 there were 20,629,000 shares of common stock issued and outstanding. No preferred stock shares have been issued.

Note 8- Subsequent Events

On May 8, 2009, the Company entered into a securities purchase agreement with Milestone Enhances Fund Ltd. (“Milestone” or “Holder”).  Under the purchase agreement, the Company issued to Milestone a convertible promissory note (“Promissory Note”), convertible into the Company’s common stock, in the amount of $45,000.

At any time, subject to a written notice of conversion, the Holder may convert any portion of the outstanding and unpaid principal and interest balance due on the Promissory Note into the Company’s common shares at a conversion price to be mutually determined by the Company and the Holder.  Any conversion of any portion of the Promissory Note shall be deemed to be a prepayment of principal, without any penalty, and shall be credited against future payments of principal in the order such payments become due or payable.

The Promissory Note bears interest at the rate of 8.25% per annum and is payable at maturity, November 8, 2010, together with any accrued and unpaid interest.  The Promissory Note may be prepaid by the Company at any time without penalty.  Both parties may, however, mutually agree to extend the term of the Promissory Note beyond the maturity date.

In the event of default due to non-payment of principally and interest at maturity date, the Holder would have the right to all legal remedies available for it to  pursue collection, and the Company shall bear all reasonable costs of collection, including but not limited to attorney’s fees.

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

Results of Operations

For the quarter ended March 31, 2009 and since our date of inception (March 15, 2007), we have not generated any operating revenue. We do not anticipate generating operating revenue in the near future. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

We incurred total operating expenses of $58,481 for the quarter ended March 31, 2009, as compared to total operating expenses of $27,335 for the quarter ended March 31, 2008. The increase in total operating expenses was due to increase in legal and other professional fees incurred in connection with ongoing SEC filing requirements.

We generated interest income in the amount $3 for the quarter ended March 31, 2009, as compared to interest income of $2,242 for the quarter ended March 31, 2008.  This decrease is attributed to significant decreases in our cash balances during the first quarter of 2009.

We have generated no operating revenues and our net loss from inception through March 31, 2009 was $311,627.

Liquidity and Capital Resources

The report of our independent registered accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2008 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no revenues since our inception. We have depended on loans and sales of equity securities to conduct operations.  As of March 31, 2009 and December 31, 2008, we had cash of $833 and $15,056, current assets of $833 and $15,056 and current liabilities of $446,038 and $406,994, respectively.  Unless and until we achieve material revenues, we will remain dependent on financings to continue our operations.

Plan of Operation

We were formed as a Delaware corporation on March 15, 2007 for the purpose of producing full length independent feature films.  Since inception, we have been engaged in the production and attempted distribution of our first independent, full-length feature film entitled BuzzKill.

On April 1, 2007, Buzz Kill, Inc., our wholly owned subsidiary, acquired all rights, title and interest in and to the screenplay entitled “Buzz Kill,” written by Steven Kampmann and Matt Smollon.  Pursuant to the Literary Purchase Agreement, dated April 1, 2007, each of Messrs. Kampmann and Smollon received the following compensation:  (i) $6,250, (ii) $12,731 in deferred compensation, and (iii) contingent compensation equal to 3.5% of the “net proceeds” of the film.  Messrs. Kampmann and Smollon will receive an additional $25,000 if the film’s North American (i.e., the United States and Canada) theatrical box office receipts reach $15,000,000 and an additional $25,000 thereafter for each $15,000,000 in theatrical box office receipts reached thereafter.

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

As of March 31, 2009, BuzzKill has issued an aggregate principal amount of $160,000 of its 10% Notes Series.  The notes have an interest rate of 10%, compounded monthly, and a maturity date of three years from the date of issuance.  Upon repayment of the notes, in addition to the outstanding principal balance and all accrued and unpaid interest, the noteholders will be entitled to receive (i) a premium equal to 20% of the original principal amount and (ii) contingent compensation equal to 12% of the “net proceeds” of the film. All amounts under the notes remain unpaid and outstanding, and proceeds from the notes were used to finance the production of the film.  As of March 31, 2009, BuzzKill also has a $40,000 demand loan payable to Thomas H. Hanna, Jr. in the amount of $40,000.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was not effective as of March 31, 2009 due to a material weakness.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

More specifically, the material weakness relates to a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP resulting in a lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to accounting by producers and distributors of films.

Due to our small size and limited financial resources, as of March 31, 2009 our part-time outside accountant was the only individual involved in our accounting and financial reporting.  As a result, there was no segregation of duties within the accounting function.  This lack of segregation of duties represents a material weakness.

In efforts to address this material weakness, subsequent to March 31, 2009 we replaced our part-time outside accountant with an experienced financial service company.

Officers’ Certifications

Appearing as exhibits to this Quarterly Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We issued no equity securities during the quarter ended March 31, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 8, 2009 we received a $45,000 loan from one person and in connection therewith issued an 8.25% $45,000 convertible promissory note dated May 8, 2009.  Subject to prior conversion, interest and principal are due on the note on November 8, 2010. The terms of the conversion have not been determined but will be mutually determined by us and the holder.

ITEM 6. EXHIBITS.

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description
4.1	Promissory Note dated May 8, 2009
31.1 / 31.2	Certification of Principal Executive and Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1 / 32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN RESOURCES, INC.

May 15, 2009	By:	/s/ Thomas H. Hanna
Thomas H. Hanna, Jr., Principal Executive and Financial Officer