Form 10-Q
period 2009-06-30
EASTERN RESOURCES INC
filed 2009-07-31
CIK 1429373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-149850

EASTERN RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-0582098
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4 Park Avenue, Suite 16K, New York, NY  10016
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

There were 20,629,000 shares of the issuer’s common stock outstanding as of July 27, 2009.

EASTERN RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PAGE

Consolidated Balance Sheets as of June 30, 2009 (Unaudited)
and December 31, 2008 (Audited)	4

Unaudited Consolidated Statements of Operations for the three and six
Month periods ended June 30, 2009 and June 30, 2008 and the period
from March 15, 2007 (Inception) to June 30, 2009	5

Unaudited Consolidated Statements of Cash Flows for the six month periods ended June 30, 2009 and June 30, 2008 and for the period
from March 15, 2007 (Inception) to June 30, 2009	6

Notes to Unaudited Consolidated Financial Statements	7

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$15,056
TOTAL CURRENT ASSETS	-	15,056
Capitalized film costs	1,271,611	1,271,611

TOTAL ASSETS	$1,271,611	$1,301,723

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$21,898	$11,532
Loan payable-stockholder	40,000	40,000
Compensation payable	355,462	355,462
TOTAL CURRENT LIABILITIES	417,360	406,994

Convertible debenture	45,539	-
Notes payable	218,973	208,422
TOTAL LIABILITIES	681,872	615,416

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value,
300,000,000 shares authorized; 20,629,000 issued and
outstanding at June 30, 2009 and December 31, 2008	20,629	20,629
Additional paid in capital	903,771	903,771
Deficit accumulated in the development stage	(334,661)	(253,149)
TOTAL STOCKHOLDERS' EQUITY	589,739	671,251

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,271,611	$1,286,666

See notes to unaudited consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					March 15, 2007
					(Inception)
	Three Months Ended		Six Months Ended		to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	22,495	15,758	80,976	43,093	338,148
Total operating expenses	22,495	15,758	80,976	43,093	338,148

Net loss before other income	(22,495)	(15,758)	(80,976)	(43,093)	(338,148)

Other income (expense):
Interest expense	(539)	-	(539)	-	(539)
Interest income	-	-	3	2,242	4,026

Net loss	$(23,034)	$(15,758)	$(81,512)	$(40,851)	$(334,661)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding -
basic and diluted	20,629,000	20,200,429	20,629,000	20,118,010

See notes to unaudited consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
	Six Months	Six Months	(March 15, 2007)
	Ended	Ended	to
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,512)	$(40,851)	$(334,661)
Adjustments to reconcile net loss to
net cash used in operating activities:
Increase in film costs	-	(54,704)	(1,276,220)
Increase in capitalized interest	-	4,609	33,694
Increase (decrease) in accounts payable and accrued expenses	10,366	(500)	21,898
Officer stock compensation	-	-	11,500
Increase in compensation payable	-	-	355,462
NET CASH USED IN OPERATING ACTIVITIES	(71,146)	(91,446)	(1,188,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	-	160,000
Proceeds from loan payable-shareholder	-	-	40,000
Increase in note payable accrued interest	10,551	4,839	29,888
Proceeds from convertible debenture	45,000	-	45,000
Increase in convertible debenture accrued interest	539	-	539
Proceeds from issuance of common stock	-	60,000	912,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	56,090	64,839	1,188,327

DECREASE IN CASH	(15,056)	(26,607)	-

CASH-BEGINNING OF PERIOD	15,056	75,768	-
CASH-END OF PERIOD	$-	$49,161	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

See notes to unaudited consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

Note 1 – Organization, Nature of Operations and Basis of Presentation

Eastern Resources, Inc. (the “Company”) was incorporated in the State of Delaware on March 15, 2007. On that date the Company acquired Buzz Kill, Inc., for 11,500,000 common shares. The Company, through Buzz Kill, Inc., its wholly owned subsidiary, recently completed production of a feature length major motion picture, and plans to market it to distributors in the United States and abroad. The Company plans to produce a wide range of independent films outside the traditional studio system. The Company intends to distribute films for theatrical release, and exploit methods of delivery worldwide. The Company intends to execute its business plan through the acquisition of unique films from a broad spectrum of independent writers, directors and producers. Each project will become an independent production company, created as a subsidiary of Eastern Resources, Inc. The Company plans to fund the projects and maintain ownership of the films with the intent of building a film library with the rights to DVD, book and other reproductive media for sale to the public.

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2009. The accompanying consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2008 which was filed on March 31, 2009.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements of the Company include those of the Company and its wholly owned subsidiary, Buzz Kill, Inc. All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

As of June 30, 2009 and December 31, 2008, the Company is not yet able to reasonably estimate projected revenues, therefore the Company has not recorded any amortization expense to date.

Revenue Recognition - The Company recognizes revenues from the sale or licensing arrangement of a film upon delivery of a completed film or the commencement of a licensing period. The Company had substantially completed film production at June 30, 2009 but realized no revenues as of that date.

Advertising Costs - Advertising costs are expensed as incurred. Expenditures for the six months period ended June 30, 2009 and 2008 were insignificant.

New Accounting Pronouncements – In May 2009, Statement of Financial Accounting Standards No. 165 – Subsequent Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management intends to adopt this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard has not had a material impact on the financial statements of the Company.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

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

At June 30, 2009 and December 31, 2008, the Company recorded related accrued interest of $58,973 and $48,422, respectively.

Note 5 - Loan Payable - Stockholder

In July 2007, the Company received a bridge loan of $100,000 from Mr. Hanna. Subsequent repayments of $60,000 reduced the loan to $40,000 as of March 31, 2009. The loan is unsecured, interest free and repayable on demand.

Note 6 – Convertible Debenture

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

At June 30, 2009, the Company recorded accrued interest of $539 related to the convertible debenture.

Note 7 - Subscriptions Receivable

The Company issued 11,500,000 common shares in March 2007 to the Company’s founders. The shares were valued at par ($.001 per share) thereby aggregating $11,500. Such amount was written off as compensation expense during the year ended December 31, 2008.
Note 8 - Issuance of Common and Preferred Stock

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

As of June 30, 2009, there were 20,629,000 shares of common stock issued and outstanding. No preferred stock shares have been issued.

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

Results of Operations

For the quarter ended June 30, 2009 and since our date of inception (March 15, 2007), we have not generated any operating revenues. We do not anticipate generating operating revenues in the near future. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

We incurred total operating expenses of $22,495 and $80,976 for the three and six month periods ended June 30, 2009, as compared to total operating expenses of $15,578 and $43,093 for the three and six month periods ended June 30, 2008. The increase in total operating expenses was due to increase in legal and other professional fees incurred in connection with ongoing SEC filing requirements.

We generated interest income in the amount $0 and $3 for the three and six month periods ended June 30, 2009, as compared to interest income of $0 and $2,247 for the three and six month periods ended June 30, 2008.  This decrease is attributed to significant decreases in our cash balances during the first half of 2009.

We have generated no operating revenues sine our inception and our net loss from inception through June 30, 2009 was $334,661.

Liquidity and Capital Resources

The report of our independent registered accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2008 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no revenues since our inception. We have depended on loans and sales of equity securities to conduct operations.  As of June 30, 2009 and December 31, 2008, we had cash of $0 and $15,056, current assets of $0 and $15,056 and current liabilities of $417,360 and $406,994, respectively.  Unless and until we achieve material revenues, we will remain dependent on financings to continue our operations.

Plan of Operation

We were formed as a Delaware corporation on March 15, 2007 for the purpose of producing full length independent feature films.  Since inception, we have been engaged in the production and attempted distribution of our first independent, full-length feature film entitled BuzzKill.

On April 1, 2007, Buzz Kill, Inc. (“Buzz Kill”), our wholly owned subsidiary, acquired all rights, title and interest in and to the screenplay entitled “Buzz Kill,” written by Steven Kampmann and Matt Smollon.  Pursuant to the Literary Purchase Agreement, dated April 1, 2007, each of Messrs. Kampmann and Smollon received the following compensation:  (i) $6,250, (ii) $12,731 in deferred compensation, and (iii) contingent compensation equal to 3.5% of the “net proceeds” of the film.  Messrs. Kampmann and Smollon will receive an additional $25,000 if the film’s North American (i.e., the United States and Canada) theatrical box office receipts reach $15,000,000 and an additional $25,000 thereafter for each $15,000,000 in theatrical box office receipts reached thereafter.

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

As of June 30, 2009, Buzz Kill has issued an aggregate principal amount of $160,000 of its 10% Notes Series.  The notes have an interest rate of 10%, compounded monthly, and a maturity date of three years from the date of issuance.  Upon repayment of the notes, in addition to the outstanding principal balance and all accrued and unpaid interest, the noteholders will be entitled to receive (i) a premium equal to 20% of the original principal amount and (ii) contingent compensation equal to 12% of the “net proceeds” of the film. All amounts under the notes remain unpaid and outstanding, and proceeds from the notes were used to finance the production of the film.  As of June 30, 2009, BuzzKill also has a $40,000 demand loan payable to Thomas H. Hanna, Jr. in the amount of $40,000 and a $45,000 loan payable to an unaffiliated third party due November 8, 2010 and represented by an 8.25% convertible promissory note dated May 9, 2009.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including Thomas H. Hanna, Jr., our principal executive financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Limitations on Effectiveness of Controls and Procedures

Our management, including Thomas H. Hanna, Jr., our Chief Executive and Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2009 we addressed a material weakness in our internal control over financial reporting by replacing our part-time accountant who had primary responsibility for our accounting and financial reporting with an experienced financial services company.

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

We issued no equity securities during the quarter ended June 30, 2009.

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

July 27, 2009
EASTERN RESOURCES, INC.

By:	/s/Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., Principal Executive and Financial Officer