Form 10-Q
period 2009-09-30
EASTERN RESOURCES INC
filed 2009-11-12
CIK 1429373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 20,629,000 shares of the issuer’s common stock outstanding as of November 10, 2009.

EASTERN RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PAGE

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	4

Unaudited Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited) and the period from March 15, 2007 (Inception) to September 30, 2009 (Unaudited)	5

Unaudited Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited) and for the period from March 15, 2007 (Inception) to September 30, 2009 (Unaudited)	6

Notes to Unaudited Consolidated Financial Statements (Unaudited)	7

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$15,056
TOTAL CURRENT ASSETS	-	15,056
Capitalized film costs	1,271,611	1,271,611

TOTAL ASSETS	$1,271,611	$1,286,667

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$35,143	$11,532
Loan payable-stockholder	40,000	40,000
Compensation payable	355,462	355,462
TOTAL CURRENT LIABILITIES	430,605	406,994

Convertible debenture	46,467	-
Notes payable	224,447	208,422
TOTAL LIABILITIES	701,519	615,416

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value, 300,000,000 shares authorized; 20,629,000 issued and outstanding at September 30, 2009 and December 31, 2008	20,629	20,629
Additional paid in capital	903,771	903,771
Deficit accumulated in the development stage	(354,308)	(253,149)
TOTAL STOCKHOLDERS' EQUITY	570,092	671,251

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,271,611	$1,286,667

See notes to unaudited consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					March 15, 2007
					(Inception)
	Three Months Ended		Nine Months Ended		to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	18,719	27,012	99,695	70,105	356,867
Total operating expenses	18,719	27,012	99,695	70,105	356,867

Net loss before other income (expense)	(18,719)	(27,012)	(99,695)	(70,105)	(356,867)

Other income (expense):
Interest expense	(928)	-	(1,467)	-	(1,467)
Interest income	-	13	3	2,255	4,026

Net loss	$(19,647)	$(26,999)	$(101,159)	$(67,850)	$(354,308)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	20,629,000	20,629,000	20,629,000	20,827,088

See notes to unaudited consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
	Nine Months Ended	Nine Months Ended	(March 15, 2007) to
	September 30, 2009	September 30, 2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,159)	$(67,850)	$(354,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in film costs	-	(54,703)	(1,276,220)
Increase in capitalized interest	-	4,609	33,694
Increase in accounts payable and accrued expenses	23,611	6,073	35,143
Officer stock compensation	-	-	11,500
Increase in compensation payable	-	-	355,462
NET CASH USED IN OPERATING ACTIVITIES	(77,548)	(111,871)	(1,194,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	-	160,000
Proceeds from loan payable-shareholder	-	-	40,000
Increase in note payable accrued interest	16,025	9,678	35,362
Proceeds from convertible debenture	45,000	-	45,000
Increase in convertible debenture accrued interest	1,467	-	1,467
Proceeds from issuance of common stock	-	60,000	912,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	62,492	69,678	1,194,729

DECREASE IN CASH	(15,056)	(42,193)	-

CASH-BEGINNING OF PERIOD	15,056	75,768	-
CASH-END OF PERIOD	$-	$33,575	$-

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

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

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2009. The accompanying consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2008 which was filed on March 31, 2009.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements of the Company include those of the Company and its wholly owned subsidiary, Buzz Kill, Inc. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid short term investments with a remaining maturity of three months or less when purchased, to be cash equivalents.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

Income Taxes - Income taxes are accounted for in accordance with the provisions of FASB ASC Topic No. 740, “Income Taxes”(formerly SFAS No. 109, “Accounting for Income Taxes”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

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

As of September 30, 2009 and December 31, 2008, the Company is not yet able to reasonably estimate projected revenues, therefore the Company has not recorded any amortization expense to date.

Revenue Recognition - The Company recognizes revenues from the sale or licensing arrangement of a film upon delivery of a completed film or the commencement of a licensing period. The Company had substantially completed film production at September 30, 2009 but realized no revenues as of that date.

Advertising Costs - Advertising costs are expensed as incurred. Expenditures for the nine months period ended September 30, 2009 and 2008 were insignificant.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

New Accounting Pronouncements – In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM, (“Codification”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 in the third quarter of 2009, and the Company will provide reference to both the Codification topic reference and the previous authoritative references related to Codification topics and subtopics, as appropriate.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165, which is incorporated in FASB ASC Topic No. 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 effective June 30, 2009 and the adoption did not have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

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

At September 30, 2009 and December 31, 2008, the Company recorded related accrued interest of $64,447 and $48,422, respectively.

Note 5 - Loan Payable - Stockholder

In July 2007, the Company received a bridge loan of $100,000 from Mr. Hanna. Subsequent repayments of $60,000 reduced the loan to $40,000 as of September 30, 2009. The loan is unsecured, interest free and repayable on demand.

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

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

In the event of default due to non-payment of principal and interest at maturity date, the Holder would have the right to all legal remedies available for it to  pursue collection, and the Company shall bear all reasonable costs of collection, including but not limited to attorney’s fees.

At September 30, 2009, the Company recorded accrued interest of $1,467 related to the convertible debenture.

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

As of September 30, 2009, there were 20,629,000 shares of common stock issued and outstanding. No preferred stock shares have been issued.

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

Results of Operations

For the quarter ended September 30, 2009 and since our date of inception (March 15, 2007), we have not generated any operating revenues. We do not anticipate generating operating revenues in the near future. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

We incurred total operating expenses of $18,719 and $99,695 for the three and nine month periods ended September 30, 2009, as compared to total operating expenses of $27,012 and $70,105 for the three and nine month periods ended September 30, 2008. The increase in total operating expenses was due to increase in legal and other professional fees incurred in connection with ongoing SEC filing requirements.

We generated interest income in the amount $0 and $3 for the three and nine month periods ended September 30, 2009, as compared to interest income of $13 and $2,255 for the three and nine month periods ended September 30, 2008.  This decrease is attributed to significant decreases in our cash balances during the present fiscal year.

We have generated no operating revenues since our inception and our net loss from inception through September 30, 2009 was $354,308.

Liquidity and Capital Resources

The report of our independent registered accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2008 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no revenues since our inception. We have depended on loans and sales of equity securities to conduct operations.  As of September 30, 2009 and December 31, 2008, we had cash of $0 and $15,056, current assets of $0 and $15,056 and current liabilities of $430,605 and $406,994, respectively.  Unless and until we achieve material revenues, we will remain dependent on financings to continue our operations.

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

As of September 30, 2009, Buzz Kill has issued an aggregate principal amount of $160,000 of its 10% Notes Series.  The notes have an interest rate of 10%, compounded monthly, and a maturity date of three years from the date of issuance.  Upon repayment of the notes, in addition to the outstanding principal balance and all accrued and unpaid interest, the noteholders will be entitled to receive (i) a premium equal to 20% of the original principal amount and (ii) contingent compensation equal to 12% of the “net proceeds” of the film. All amounts under the notes remain unpaid and outstanding, and proceeds from the notes were used to finance the production of the film.  As of September 30, 2009, BuzzKill also has a $40,000 demand loan payable to Thomas H. Hanna, Jr. in the amount of $40,000 and a $45,000 loan payable to an unaffiliated third party due November 8, 2010 and represented by an 8.25% convertible promissory note dated May 9, 2009.

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

We are currently engaged in the initial marketing of the film.  (Our production budget of approximately $1,000,000 does not include a marketing and sales budget.)  The finished film will be entered into various film festivals in the U.S. and abroad.  The fee for entering a film into a festival competition is typically $200-300 per entry.  We believe this is the most time-efficient and inexpensive means of (i) measuring audience response, (ii) meeting film distributors both domestic and foreign, and (iii) formulating a public relations campaign with print, TV and other media outlets. To date, we have submitted our film to a number of film festivals.  The film won the People’s Choice Award for Best Feature Film at the 2008 NJ State Film Festival at Cape May.  In 2009, the film was an Official Selection in the Philadelphia Independent Film Festival, the Wood Hole Film Festival and the upcoming Big Easy Film Festival.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including Thomas H. Hanna, Jr., our principal executive financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We issued no equity securities during the quarter ended September 30, 2009.

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

Date:  November 11, 2009
EASTERN RESOURCES, INC.

By:	/s/ Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., Principal Executive and Financial Officer