Form 10-K
period 2009-12-31
EASTERN RESOURCES INC
filed 2010-03-23
CIK 1429373

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2009, there were 20,629,000 shares of the registrant's common stock, par value $0.00001, issued and outstanding.  Of these, 9,125,000 shares were held by non-affiliates of the registrant.  The aggregate market value of securities held by non-affiliates was $0 as registrant’s common stock does not presently trade.

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

The Rise of Independent Film

While independent films have been around for decades, dating back to B-movies and poverty-row production companies, it was not until the late 1980’s that independent films entered into the forefront of our movie culture. Over the last 20 years, we believe that there has been a significant shift in American film-going audiences toward edgier, foreign and more non-traditional stories and storytelling, indicated by the record-breaking box office sales of notable independent films, such as Y Tu Mamá Tabién, Monsoon Wedding, Kissing Jessica Stein and Adaptation. Box office returns for independent films in 2004-2008 were at an unprecedented high and have continued to rise, claiming an increasing market share and representing approximately 35% of total 2009 domestic box office revenue. Each of the top 10 specialized films in 2004 grossed more than $10 million, and the trend continued in 2005 and 2006 with such titles as Crash, Little Miss Sunshine and Thank You For Smoking. The most remarkable recent example of the potential success of independent film is the 2009 sleeper mega-hit, “Paranormal Activity”, which cost $15,000 to produce and has grossed in excess of $150 million in worldwide box office. This figure does not include future earning potential via ancillary distribution windows. Not surprisingly, Paranormal Activity 2 is already in development, slated for a 2012 release. Moreover, encouraged by the film’s colossal success, Paramount Pictures launched a new arm devoted solely to producing micro-budget films with a production ceiling of $100,000. A more conventional example of potential independent film success is the 2009 Sam Rockwell vehicle, “Moon”, which more than recouped its $5 million production cost solely through domestic box office returns.

It is known throughout the industry that studio financed films must recoup four to seven times their costs before they show a profit. While any investment is a risk, we believe that the potential return on a low-budget independent film is far greater than many expensive studio-produced films. My Big Fat Greek Wedding was made for $5 million and had a box-office gross of over $200 million. Swingers, the critically acclaimed independent hit was made in 1996 for $250,000 and was purchased by Miramax for $5 million. Kissing Jessica Stein was made for less than $1 million and grossed over $7 million at the box office. The 2006 Sundance Film Festival saw Little Miss Sunshine (Oscar nominee for Best Picture) purchased for a reported $10.5 million by Fox Searchlight. The 2009 romantic comedy (500) Days of Summer was made for $7.5 million and earned over $32 million in domestic box office alone. In 2007, 2008 and 2009, the Sundance Film Festival reported a number of films garnishing multi-million dollar distribution deals, and the recently wrapped 2010 Sundance Film Festival reported at least ten major domestic acquisitions, including The Kids Are Alright (Focus Features) for $5 million, Buried (Lionsgate) for $3.2 million, Twelve (Hanover House) for $2 million and Hesher (Newmarket) for $1 million.

These numbers and the growing number of major award nominations received by independent films, including 2010 Oscar nominations for such films as Precious, The Hurt Locker, An Education, The Last Station and A Single Man, show that quality independent films are often significantly more lucrative than the Hollywood blockbusters into which studios pour tens of millions of dollars. Since the expensive studio paradigm is proving increasingly more problematic from an economic standpoint, the demand for independent production and acquisition is on a steady rise. The solid performances of these specialized films have given studios the financial incentive to make and distribute more lower-budget movies.

Currently, worldwide box office totals exceed $25 billion. Yearly domestic totals rose steadily through the 1990’s and into the 2000’s, starting at about $4 billion in 1990 and finishing 2009 at over $10 billion. The film industry has also shown remarkable durability and proved to be essentially recession proof as evidenced by the box office returns for 1987, 1991, 2001 and 2009, when, despite a general economic downturn, box office receipts continued to grow. The New York Times recently reported how film investment has turned into a “conservative” investment during the economic downturn.

We believe that independent films are the fastest growing segment of the motion picture business and are experiencing a growth record expected to continue through the decade. The market continues to be responsive and rewards cost-effective motion pictures made on smaller budgets. The breakout success of the films, like those listed below, show that quality, well crafted films, made with intelligence and originality, will find audiences despite their modest budgets.

Moreover, the development of new, digital distribution channels, such as Internet, mobile and cable/satellite video on demand, has fundamentally shifted the way content is distributed and consumed in the U.S. and around the world. Internet-based video viewing software, new server and media storage systems, multiplatform video on demand, multimedia gaming consoles and wireless video delivery now allow for cost effective, immediate, mass distribution of filmed entertainment programming. Because audiences can view content at any time from virtually any digital pipeline, these new distributors are aggressively competing for consumer viewing (and dollars) through diversity, exclusivity and volume of quality product offerings. The result is a competitive, long-tail supply and demand environment that currently favors the content producer.

The levels of success achieved by the independent films identified below are extremely rare for both independent and major studio releases. Major distribution deals for independent films are extremely rare to non-existent, except at major film festivals. There can be no assurance that our films will achieve the same levels of profitability, if at all.

Independently Produced Pictures

Title (Distributor)	WW Box Office	Budget	Gross
	($ in MM)	($ in MM)	($ in MM)

Chasing Amy (Miramax)	$14.7	$0.3	$14.4
Crash (Lions Gate)	$80	$6.5	$73.5
In The Company of Men (Sony Classics)	$2.9	$0.2	$2.7
Juno (Fox Searchlight)	$227	$7.5	$220
Kids (Miramax)	$7.4	$1.5	$5.9
Memento (Newmarket Group)	$25.5	$2.0	$23.5
Monster’s Ball (Lions Gate)	$34.9	$4.0	$30.9
My Big Fat Greek Wedding (IFC)	$273.8	$5.0	$268.8
Napoleon Dynamite (Fox Searchlight)	$46.0	$0.4	$45.6
Once (Fox Searchlight)	$9.4	$0.15	$9.2
Open Water (Lions Gate)	$53.4	$0.5	$52.9
Paranormal Activity (Paramount Pictures)	$151	$0.015	$150
Pi (Artisan Entertainment)	$4.6	$0.07	$3.9
Raising Victor Vargas (Samuel Goldwyn)	$2.07	$0.8	$2
Real Women Have Curves (Newmarket)	$10.63	$3.0	$7.63
Saw II (Lions Gate)	$122	$4.0	$118
Sex, Lies, & Videotape (Miramax)	$24.7	$1.0	$23.7
Slingblade (Miramax)	$24.5	$1.0	$23.5
Swingers (Miramax)	$8.3	$0.25	$7.1
The Blair Witch Project (Artisan ENT.)	$155.4	$0.06	$155.4
The Full Monty (Fox Searchlight)	$243.7	$3.5	$240.2
The Usual Suspects (Gramercy Pics.)	$25.8	$6.0	$19.8
The Visitor (Anchor Bay)	$9.4	$0.086	$9.3
Waiting For Guffman (Sony Classics)	$2.9	$1.9	$1.0
Welcome To The Dollhouse (Sony Classics)	$4.8	$0.8	$4.0
Whale Rider (Newmarket)	$41.4	$3.5	$37.9
You Can Count On Me (Paramount Classics)	$9.5	$1.2	$8.3

Sources:  www.boxofficemojo.com and www.imdb.com.

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

D.   Marketing

We intend to market, promote and advertise our films at every stage of production.  To date, we have participated in the following film festivals:

New Jersey Film Festival at Cape May (Winner Peoples Choice Award, Best Feature Film);

The Woodshole Film Festival;

The Philadelphia Independent Film Festival; and

The Big Easy Film Festival (Winner Best Feature Film Comedy and Best Director)

We have recently finished weighing four different distribution offers and are now focusing our efforts on finalizing a distribution deal. It will likely be a DVD/TV deal that should allow for Buzzkill to be publicly available in the fourth quarter of 2010.  In conjunction with the foregoing, we are negotiating a license agreement for the film with a popular entertainment entity which we hope will open up a number of marketing opportunities.  The more a production has to offer in terms of promotion and advanced publicity, the more appealing it is to domestic theatrical distributors.  The following is the blueprint for marketing our films, which may change or be altered at various stages of production as the producer sees fit.

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

E.  Distribution

There are two traditional roads a film can take towards distribution.  For an independent film, the most likely route is the purchase of worldwide rights by one of a number of distribution companies.  These companies buy films, present them in theaters and exploit the film in all other markets.  Some large distributors have sister companies or a division that deals specifically with low-budget independent films.

Competing with these specialty divisions are the many “independent distributors” which are unaffiliated with the major studios and acquire and distribute specialized films through their own “studio-like” infrastructure, such as Weinstein Co. and others.

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

Although the industry is intense, we believe our business model will be successful.  Our Company does not target any specific genre of films. Each project will stand on its own. Generally, we seek quality scripts that are intelligent and entertaining. In addition, we will continue to choose scripts that can be produced with a low budget and have large commercial appeal. We believe our current film, BuzzKill, meets all of these criteria and should appeal to those people who enjoy comedy/dark comedies. It remains to be seen, however, whether our films will sustain in this intense market.  BuzzKill won the People’s Choice Award for Best Feature Film at the 2008 NJ State Film Festival at Cape May and Best Comedy Feature Film and Best Director at the Big Easy.  The exposure of BuzzKill at these festivals helped open doors to new relations and as a direct result, we are currently working to secure a distribution deal for BuzzKill and hope to have such a deal in place during the first half of 2010.  No assurance can be given however, that we will be successful in this endeavor.

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

Loans

On May 8, 2009 we received a $45,000 loan from an unaffiliated entity and in connection therewith issued an 8.25% $45,000 convertible promissory note dated May 8, 2009. Subject to prior conversion, interest and principal are due on the note on November 8, 2010. The terms of the conversion have not been determined but will be mutually determined by us and the holder.

On January 29, 2010 we received a $70,000 loan from an unaffiliated entity and in connection therewith issued a 10% $70,000 convertible promissory note dated January 29, 2010. Subject to prior conversion, interest and principal are due on the note on July 28, 2011. Until paid in full, all outstanding principal and accrued interest due under the note are convertible into shares of our common stock at the rate of $0.10 per share. The conversion price and number of shares issuable upon conversion are subject to adjustment upon the happening of certain events including mergers, consolidations, reclassifications, stock splits, business combinations, and dividends. Further, until paid in full, if we issue shares of our common stock or other securities which are convertible into shares of our common stock a price or a conversion price of less than $0.10 per share, the conversion price under the note will be reduced to such lower price.

ITEM 1A.      RISK FACTORS

We have a history of operating losses which may continue.

We have a history of losses and will continue to incur operating and net losses for the foreseeable future. We incurred net losses of $118,606 and $99,278 during the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, our accumulated deficit was $371,755. We have not achieved revenues since our inception.   Unless and until we commence new business operations, we may never achieve revenue or profitability.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2009 were prepared on a going concern basis in accordance with United States generally accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our lack of revenues and accumulated losses raise substantial doubt as to our ability to continue as a going concern. In the absence of additional financing or significant revenues and profits, we may have to curtail or cease operations. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed, or those funds, if available, will be obtainable on terms satisfactory to us. In the event that our plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

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

We must maintain effective disclosure and internal controls to provide reliable financial reports and detect fraud. Based on our evaluation as of December 31, 2009, we concluded that we do maintain effective disclosure controls and procedures. Failure to implement changes to our controls that we may identify in the future as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

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

Quarter Ended	High Bid	Low Bid
December 31, 2009	$0.02	$0.02
September 30, 2009	0.02	0.02
June 30, 2009	0.02	0.02
March 31, 2009	0.15	0.02
December 31, 2008	$0.25	$0.10
September 30, 2008	N/A	N/A

As of March 10, 2010, we had 33 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009, we sold no equity securities.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2009 and since our date of inception (March 15, 2007), we have not generated any operating revenue. We do not anticipate generating operating revenue in the near future. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

We incurred total operating expenses of $116,214 for the year ended December 31, 2009, as compared to total operating expenses of $101,609 for the year ended December 31, 2008. The increase in total operating expenses was due to an increase in general and administrative expenses.

We generated interest income in the amount $3 for the year ended December 31, 2009, as compared to interest income of $2,331 for the year ended December 31, 2008.

We have generated no operating revenues and our net loss from inception through December 31, 2009 was $371,755.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2009 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operative revenues since our inception. We have depended on loans and sales of equity securities to conduct operations.  As of December 31, 2009 and 2008, we had cash of $0 and $15,056, current assets of $0 and $15,056 and current liabilities of $718,966 and $406,994, respectively.  Unless and until we achieve material revenues, we will remain dependent on financings to continue our operations.

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

As of December 31, 2009, Buzz Kill has issued an aggregate principal amount of $160,000 of its 10% Notes Series. The notes have an interest rate of 10%, compounded monthly. $60,000 of the notes are due on August 1, 2010. $100,000 of the notes are due on October 17, 2010. Upon repayment of the notes, in addition to the outstanding principal balance and all accrued and unpaid interest, the noteholders will be entitled to receive (i) a premium equal to 20% of the original principal amount and (ii) contingent compensation equal to 12% of the “net proceeds” of the film. All amounts under the notes remain unpaid and outstanding, and proceeds from the notes were used to finance the production of the film. As of September 30, 2009, BuzzKill also has a $40,000 demand loan payable to Thomas H. Hanna, Jr. in the amount of $40,000 and a $45,000 loan payable to an unaffiliated third party due November 8, 2010 and represented by an 8.25% convertible promissory note dated May 9, 2009.

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

We are currently engaged in the initial marketing of the film.  (Our production budget of approximately $1,000,000 does not include a marketing and sales budget.)  The finished film has  entered into various film festivals in the U.S. and abroad with significant success.  The fee for entering a film into a festival competition is typically $200-300 per entry.  We believe this is the most time-efficient and inexpensive means of (i) measuring audience response, (ii) meeting film distributors both domestic and foreign, and (iii) formulating a public relations campaign with print, TV and other media outlets. To date, we have submitted our film to a number of film festivals.  The film won the People’s Choice Award for Best Feature Film at the 2008 NJ State Film Festival at Cape May and Best Comedy Feature Film and Best Director at the Big Easy Film Festivals..

Total marketing and distribution costs are estimated at $200,000.  We hope to reduce out-of-pocket expenses by entering into a distribution agreement.  This distributor will market and distribute the film in exchange for a percentage of royalties.  This means that additional out-of-pocket expense for marketing and sales would be minimal.  If we are unable to contract with a distributor, we intend to finance these expenditures through additional private equity or debt

Over the next twelve months we expect to enter into a distribution deal, a licensing deal with a well known entertainment entity and have distribution of the film in the fourth quarter of 2010. After that, our next objective in during the next twelve months is to complete the conception phase and enter into the pre-production phase of a second feature film. As of the date of this report, we have not identified our second project.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission requested that all registrants discuss their "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial condition and results and that requires management's most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain.

The preparation of financial statements in conformity with generally accepted accounting principles (”GAAP”) in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies are disclosed in the notes to the audited financial statements for the fiscal year ended December 31, 2009 included in this Annual Report on Form 10-K.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this annual report, we currently believe the following accounting policies to be critical:

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

Revenue Recognition - The Company recognizes revenues from the sale or licensing arrangement of a film upon delivery of a completed film or the commencement of a licensing period. The Company had substantially completed film production at December 31, 2009 but realized no revenues as of that date

Income Taxes - Income taxes are accounted for in accordance with the provisions of FASB ASC Topic No. 740, “Income Taxes”(formerly SFAS No. 109, “Accounting for Income Taxes”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

•	Not applicable.

ITEM 9A.[T] CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, we concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth certain information, as of December 31, 2009, with respect to our directors and executive officers.

Name	Positions Held	Age

Thomas H. Hanna, Jr.	President, Treasurer and Director	43
Dylan Hundley	Vice President, Secretary and Director	38
Kristie Rubendunst	Director	57

Our directors and officers hold office until the earlier of their death, resignation or removal or until their successors have been duly elected and qualified.  Our officers are appointed by the board of directors and serve at the discretion of the board.  There are no family relationships among our directors and executive officers.

Thomas H. Hanna, Jr. has been an attorney in New York City since 1992 and has a wide range of legal experiences including litigation, real estate and entertainment.  He has extensive experience as a producer in film, television and theatre.  Most recently he has produced the off-Broadway shows, Pieces (of ass) (2003-Present) through his production company, New Scenario Entertainment, and Voyage of the Carcass (2006).  From 2005-2006, he produced and developed several television projects for Steven Van Zandt’s company, Renegade Nation.  From 2000-2001, Mr. Hanna was the producer of the Shooting Gallery Film Series for Shooting Gallery Entertainment where he oversaw all aspects of the series.  He has served as legal counsel and co-producer on the short film Death of the Monkey (1996) by David Goldsmith and has worked on numerous feature films.  His independent film credits include being the assistant location manager on Better Living (1998) with Olympia Dukakis and location manager on Hamlet (1998) with Ethan Hawke, Bill Murray, Liev Schreiber and Sam Shepard; Dummy (2000) by Gregory Pritikin with Adrien Brody; Perfume (2000) with Jeff Goldblum and Paul Sorvino; Maze (1999) with Laura Linney; and Heartbreak Hospital (1999) by Ruedi Gerber.  Mr. Hanna received his J.D. from Widener University School of Law in 1991 and his B.A. in Economics from St. Michael’s College in 1987.

During our development stage, our president intends to devote his full business time to our business.

Dylan Hundley has been our vice president, secretary and a director since March 2007. She has extensive experience as an actress in theatre and film and has a background in finance.  From November 2006 to May 2007, Ms. Hundley worked as a consultant in financial marketing and investor relations for Aethlon Medical, Inc., a developer of therapeutic devices. From August 2003 to November 2006, she was Vice President at Friedland Capital Inc., a financial services company. Ms. Hundley started her training as an actress at the Neighborhood Playhouse and The Groundlings immediately after leaving high school.  On her first audition she managed to land the role of Sally Fowler in Metropolitan.  She went on to star in many independent films such as A Holiday Affair, Brooklyn Film Festival’s 2001 winner for best film.  Other film credits include Dangerous Game alongside Madonna and Harvey Keitel and The Last Days of Disco with Kate Beckinsale and Chloe Sevigny.  She has two television shows in development.  One entitled Underground Hall of Fame which follows largely unknown musical artists with established followings and another called Funded.  Ms. Hundley also has consulted for HiFi Recordings, the home of Spacehog, The Marvelous Three and Avril Lavigne from 1997-2000.

During our development stage, our vice president intends to devote her full business time to our business.

Kristie Rubendunst became one of our directors on September 10, 2007.  She has a varied background which includes experience in the areas of corporate finance, photography and film.  From 2000 to 2007, Ms. Rubendunst served as a corporate finance and securities paralegal at New York City law firms.  She archived over 5,000 photographic glass plates of Wilfred E. Stone, and as a result of several exhibits she organized, Mr. Stone was recognized by Yankee Magazine as a significant New England photographer. In 1994, Ms. Rubendunst received a certificate in film production from NYU’s School of Continuing and Professional Studies.  In 1995-1996, she co-wrote and co-produced Trial By Fire, a morality tale filmed in New York City. Since June 2007, she formed a consulting firm to assist microcap companies and not-for-profit companies achieve their growth goals.

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

Corporate Governance

Leadership Structure

Our Board has 3 members as follows: Mr. Thomas Hanna, Ms. Dylan Hundley and Ms. Kristie Rubendunst. We have not designated a Chairman and each of our directors assume equal leadership roles.

We are a small, development stage company which has yet to achieve operating revenues. Two of three directors, Mr. Hanna and Ms. Hundley, also serve as our executive officers.  Our board members have complementary skills, enabling us to operate in a cost and time effective manner.  We believe that our present management structure is appropriate for a company of sour size and state of development.

Our board is actively involved in our risk oversight function and collectively undertakes our risk oversight function. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

Given our size, we do not have a Nominating Committee or a diversity policy. Our entire board monitors and assesses the need for and qualifications of additional directors.  We may adopt a diversity policy in the future in connection with our anticipated growth.

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

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2009, 2008 and 2007 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2009 that earned annual compensation during the fiscal year ended December 31, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Grant Date Fair Value of Stock and Stock Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Thomas H. Hanna, Jr.,	2009(1)	0	0	0	0	0	0	0	0	0
Chief Executive and	2008(1)	0	0	0	0	0	0	0	0	0
Financial Officer	2007(1)	0	0	0	0	0	0	0	0	0

(1)           Excludes payments made or payable to Mr. Hanna for his services as a producer on the film BuzzKill.  See “Certain Relationships and Related Transactions, and Director Independence.”  Mr. Hanna’s compensation under the related producer agreement dated August 1, 2007 includes (i) $25,000 paid in 2007; (ii) $25,000 presently due and payable; and (iii) $150,000 contingent compensation related to the “net proceeds” generated by the film “BuzzKill.”

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

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended December 31, 2009 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 1, 2010 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our executive officers; and
•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of March 1, 2010.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

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

(2)	There were 20,629,000 shares of our common stock issued and outstanding on March 1, 2010.

(3)	The address for each of the named beneficial owners of our common stock is c/o Eastern Resources, Inc., 4 Park Avenue, Suite 16K, New York, NY 10016.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 17, 2007, Dylan Hundley entered into a memorandum of agreement with Buzz Kill, Inc. pursuant to which Ms. Hundley agreed to introduce Buzz Kill to third parties who may be interested in lending for, investing in or in any other way financing all or a portion of the development and/or production of our film, BuzzKill.  Under the agreement, Ms. Hundley is entitled to the following payments: (i) $40,000 in finder’s fees, of which $20,000 has been paid and the remaining $20,000 will be paid as deferred payment, (ii) $50,000 in deferred compensation for her producer services and (iii) contingent compensation in an amount equal to 5% of the “net proceeds” of the film.

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

In June 2007, Mr. Hanna in an oral agreement made an interest free bridge loan to Buzz Kill, Inc. in the amount of $100,000.  As of December 31, 2009, the balance on the loan was $40,000.  The loan is payable on demand.

In February 2008, Mr. Hanna made an interest free loan to Buzz Kill, Inc. in the amount of $2,241 to cover its operating expenses. This loan was also an oral agreement.  Mr. Hanna continues to personally finance the monthly costs associated with the film which he hopes to recoup as production costs from any distribution revenues we anticipate receiving.

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2009	Fiscal year ended December 31, 2008

Audit fees (1)	$24,000	$40,000

Audit-related fees (2)	0	6,000

Tax fees (3)	0	0

All other fees (4)	0	0

Total fees	$24,000	$46,000

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and for the period from Inception (March 15, 2007) to December 31, 2009	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from Inception (March 15, 2007) to December 31, 2009	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from Inception (March 15, 2007) to December 31, 2009	F-6

Notes to Consolidated Financial Statements	F-7 – F-14

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (1)

10.1	10.1	Literary Purchase Agreement, dated April 1, 2007, among Buzz Kill, Inc. and Seasmoke, Inc. f/s/o Steven Kampmann and Matt Smollon (1)

10.2	10.2	Director Agreement, dated April 13, 2007, between Buzz Kill, Inc. and Seasmoke, Inc. (1)

10.3	10.3	Memorandum of Agreement, dated April 17, 2007, between Dylan Hundley and Buzz Kill, Inc. (1)

10.4	10.4	Investment Agreement, dated May 1, 2007, between Buzz Kill, Inc. and Eastern Resources, Inc. (1)

10.5	10.5	Producer Agreement, dated August 1, 2007, between Buzz Kill, Inc. and Thomas Hanna (1)

10.6	10.9	Form of 10% Note Series issued by Buzz Kill, Inc. (1)

10.7	*	January 29, 2010, 10% $70,000 Convertible Promissory Note of Registrant issued to Paramount Strategy Corp.

14.1	14.1	Code of Ethics (2)

21	*	List of Subsidiaries

31.1 / 31.2	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

Exhibit No.	SEC Report Reference No.	Description

32.1 / 32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

(1)           Filed with the Securities and Exchange Commission on March 4, 2008 as an Exhibit, numbered as indicated above, to Registrant’s Registration Statement on Form S-1 (Registration No. 333-149850), which exhibit is incorporated herein by reference.

(2)           Filed with the Securities and Exchange Commission on March 31, 2009 as an Exhibit, numbered as indicated above, to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN RESOURCES, INC.

Dated: March 22, 2010	By:	/s/ Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., President and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22nd day of March, 2010.

/s/ Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., President, Principal Executive Officer, Principal Financial and Accounting Officer and Director

/s/ Dylan Hundley
Dylan Hundley, Director

/s/ Kristie Rubendunst
Kristie Rubendunst, Director

PART IV – FINANCIAL INFORMATION

ITEM 15.       FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and for the period from Inception (March 15, 2007) to December 31, 2009	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from Inception (March 15, 2007) to December 31, 2009	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from Inception (March 15, 2007) to December 31, 2009	F-6

Notes to Consolidated Financial Statements	F-7 – F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eastern Resources, Inc.

We have audited the accompanying consolidated balance sheets of Eastern Resources, Inc. and Subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and December 31, 2008 and from the period from Inception (March 15, 2007) to December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Eastern Resources, Inc. and Subsidiary as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the year ended December 31, 2009, 2008, and for the period from Inception (March 15, 2007) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of approximately $371,755 from March 15, 2007 (inception) to December 31, 2009. As a result, the current operations are not an adequate source of cash to fund future operations. This issue among others raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants
New York, NY
March 18, 2010

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$-	$15,056
TOTAL CURRENT ASSETS	-	15,056
Capitalized film costs	1,271,611	1,271,611

TOTAL ASSETS	$1,271,611	$1,286,667

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$46,050	$11,532
Loan payable-stockholder	40,000	40,000
Compensation payable	355,462	355,462
Convertible debenture	47,395	-
Notes payable – current	230,059	-
TOTAL CURRENT LIABILITIES	718,966	406,994

Notes payable – non-current	-	208,422
TOTAL LIABILITIES	718,966	615,416

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value, 300,000,000 shares authorized; 20,629,000 issued and outstanding at December 31, 2009 and 2008	20,629	20,629
Additional paid in capital	903,771	903,771
Deficit accumulated in the development stage	(371,755)	(253,149)
TOTAL STOCKHOLDERS' EQUITY	552,645	671,251

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,271,611	$1,286,667

See notes to the consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			March 15, 2007
			(Inception)
	Year Ended	Year Ended	to
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$-	$-	$-

Operating expenses:
General and administrative	116,214	101,609	373,386
Total operating expenses	116,214	101,609	373,386

Net loss before other income	(116,214)	(101,609)	(373,386)

Other income (expense):
Interest expense	(2,395)	-	(2,395)
Interest income	3	2,331	4,026

Net loss	$(118,606)	$(99,278)	$(371,755)

Basic earnings per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	20,629,000	20,375,849

See notes to the consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock Shares	Common stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Stock Subscription Receivable	Total Stockholders' Equity
Balance, March 15, 2007 (Inception)	-	$-	$-	$-	$-	$-

Stock issued to founders at par	11,500,000	11,500	-	-	(11,500)	-
Stock issued for cash at $.10 per share	8,529,000	8,529	844,371	-	-	852,900
Net loss	-	-	-	(153,871)	-	(153,871)

Balance, December 31, 2007	20,029,000	20,029	844,371	(153,871)	(11,500)	699,029

Stock issued for cash at $.10 per share	600,000	600	59,400	-	-	60,000
Write-off of subscriptions receivable	-	-	-	-	11,500	11,500
Net loss	-	-	-	(99,278)	-	(99,278)

Balance, December 31, 2008	20,629,000	20,629	903,771	(253,149)	-	671,251
Net loss	-	-	-	(118,606)	-	(118,606)

Balance, December 31, 2009	20,629,000	$20,629	$903,771	$(371,755)	$-	$552,645

See notes to the consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year	Inception
	Ending	Ending	(March 15, 2007) to
	December 31, 2009	December 31, 2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(118,606)	$(99,278)	$(371,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in film costs	-	(59,312)	(1,276,220)
Increase in capitalized interest	-	4,609	33,694
Increase in accounts payable and accrued expenses	34,518	2,432	46,050
Officer stock compensation	-	11,500	11,500
Increase in compensation payable	-	-	355,462
NET CASH USED IN OPERATING ACTIVITIES	(84,088)	(140,049)	(1,201,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	-	160,000
Proceeds from loan payable-shareholder	-	-	40,000
Increase in note payable accrued interest	21,637	19,337	40,974
Proceeds from convertible debenture	45,000	-	45,000
Increase in convertible debenture accrued interest	2,395	-	2,395
Proceeds from issuance of common stock	-	60,000	912,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	69,032	79,337	1,201,269

DECREASE IN CASH	(15,056)	(60,712)	-

CASH-BEGINNING FOR THE PERIOD	15,056	75,768	-
CASH-END FOR THE PERIOD	$-	$15,056	$-

CASH PAID FOR:
	$-	$-
Income taxes	$-	$-

See notes to the consolidated financial statements.

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

Note 1 – Organization, Nature of Operations and Basis of Presentation

Eastern Resources, Inc. (the “Company”) was incorporated in the State of Delaware on March 15, 2007. On that date the Company acquired Buzz Kill, Inc., for 11,500,000 common shares. The Company, through Buzz Kill, Inc., its wholly owned subsidiary, completed production of a feature length major motion picture, and plans to market it to distributors in the United States and abroad. The Company plans to produce a wide range of independent films outside the traditional studio system. The Company intends to distribute films for theatrical release, and exploit methods of delivery worldwide. The Company intends to execute its business plan through the acquisition of unique films from a broad spectrum of independent writers, directors and producers. Each project will become an independent production company, created as a subsidiary of Eastern Resources, Inc. The Company plans to fund the projects and maintain ownership of the films with the intent of building a film library with the rights to DVD, book and other reproductive media for sale to the public.

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

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

Note 2 - Summary of Significant Accounting Policies-Continued

As of December 31, 2009 and 2008, the Company is not yet able to reasonably estimate projected revenues; therefore the Company has not recorded any amortization expense to date.

Fair Value of Financial Instruments - The carrying amount reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short term maturity of these financial instruments.

Revenue Recognition - The Company recognizes revenues from the sale or licensing arrangement of a film upon delivery of a completed film or the commencement of a licensing period. The Company had substantially completed film production at December 31, 2009 but realized no revenues as of that date.

Advertising Costs - Advertising costs are expensed as incurred. Expenditures for the year ended December 31, 2009 and 2008 were insignificant.

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

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

Note 2 - Summary of Significant Accounting Policies-Continued

New Accounting Pronouncements-

Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing - In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “ Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” ( Subtopic 470-20 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted.  Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities - In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ( Topic 810 ).  The amendments in this update are a result of incorporating the provisions of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Note 3 - Going Concern

The Company at present has insufficient funds to sustain the cash flows required to meet the anticipated operating costs to be incurred in the next twelve months. Management intends to sell additional equity and/or debt securities in the future to supplement potential revenues. However, there can be no assurance that the Company will be successful in raising significant additional funds. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

Note 4 – Notes Payable

In 2007, the Company issued 10% Subordinated Debenture Notes aggregating $160,000 payable to four persons. The notes included accrued interest compounded monthly and become due and payable on varying dates in the year 2010. The notes are subordinated to monies payable to trade payables and to the loan payable to Mr. Hanna, an officer and major stockholder.  Upon repayment of the notes and accrued interest the Company agreed to pay the note holders an additional premium of 20% of the original principal $32,000, which was recorded at present value of $29,086.  The note holder’s rights to receive the premium survive any redemption of the notes. Such amount was calculated using 10% per annum compounded monthly. In addition to the repayments of principal, accrued interest and premium the note holders will be entitled to a 12% participation in the film’s net proceeds as defined in the agreements.

At December 31, 2009 and 2008, the Company recorded related accrued interest of $70,059 and $48,422, respectively.

Note 5 - Loan Payable - Stockholder

In July 2007, the Company received a bridge loan of $100,000 from Mr. Hanna. Subsequent repayments of $60,000 reduced the loan to $40,000 as of December 31, 2009. The loan is unsecured, interest free and repayable on demand.

Note 6 - Subscriptions Receivable

The Company issued 11,500,000 common shares in March 2007 to the Company’s founders. The shares were valued at par ($.001 per share) thereby aggregating $11,500. Such amount was written off as compensation expense during the year ended December 31, 2008.

Note 7 – Convertible Debenture

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
(A Development Stage Company)

Note 7 – Convertible Debenture-Continued

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

As of December 31, 2009, the parties have not agreed to a conversion price on the aforementioned Promissory Note.

At December 31, 2009, the Company recorded accrued interest of $2,395 related to the convertible debenture.

Note 8 – Compensation Payable

Compensation payable of $355,462 as of December 31, 2009 and 2008, is derived from various agreements entered into by the Company in April and August of 2007.  The amounts payable by the Company have not changed from the prior year and will not change until such time that the Company begins to generate revenues from the film, Buzz Kill.

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

Note 8 – Compensation Payable-Continued

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

At December 31, 2009, unpaid compensation as reflected above is included in the balance sheet as compensation payable and is as follows:

(a)	Ms. Hundley, Vice President	$70,000
(b)	Mr. Hanna, President.	175,000
(c)	Story and author’s rights	25,462
(d)	Director	85,000
		$355,462

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

Note 9- Income Taxes

The Company accounts for income taxes under of FASB ASC Topic No. 740 (formerly SFAS No. 109, “Accounting for Income Taxes”), which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. This standard additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

For the year end December 31, 2009 and 2008 the benefit for income taxes differs from the amounts computed by applying the statutory federal income tax rate to the loss before provision for income taxes; the reconciliation is as follows:

	2009	2008
Benefit computed at statutory rate	$47,442	$39,600
Permanent difference	(-)	(4,600)
Income tax benefit not utilized	(47,442)	(35,000)
Net income tax benefit	$-	$-

The Company had a net operating loss carry-forward for tax purposes of approximately $246,000 and $364,447 at December 31, 2008 and 2009 which expires in the year 2028 and 2029.  Listed below are the tax effects of the items related to the Company’s net tax asset:

	2009	2008
Tax benefit of net operating loss carry-forward	$133,542	$86,100
Valuation allowance	(133,542)	(86,100)
Net deferred tax asset recorded	$-	$-

Note 10 - Issuance of Common and Preferred Stock

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

As of December 31, 2009, there were 20,629,000 shares of common stock issued and outstanding. No preferred stock shares have been issued.

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

Note 11 - Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through March 18, 2010, which is the date the financial statements were issued.

On January 29, 2010, the Company issued to Paramount Strategy Corp. (“Paramount”) a convertible promissory note (“Paramount Promissory Note”) amounting to $70,000.

At any time, subject to a written notice of conversion, Paramount may convert any portion of the outstanding and unpaid principal and interest balance due on the Paramount Promissory Note into the Company’s common shares at a conversion price (the “Fixed Conversion Price”) of $0.10 per share.  So long as the Paramount Promissory Note is outstanding, if the Company issues shares of its common stock at a price below the Fixed Conversion Price, the Fixed Conversion Price shall be reduced to such other lower price.  The Fixed Conversion Price and number of shares to be issued upon conversion shall also be subject to adjustment from time to time upon the happening of certain other events, in particular in the event a merger or sale of the Company’s assets, reclassification or change in the Company’s common stock, and in the event of stock splits, combinations or dividends.

The Paramount Promissory Note bears interest at the rate of 10% per annum and is payable at its maturity on July 28, 2011, unless its term is mutually extended by both parties.  The Paramount Promissory Note may be prepaid by the Company at any time without penalty.  In the event of default due to non-payment of principal and interest at maturity date, the Holder would have the right to all legal remedies available for it to  pursue collection, and the Company shall bear all reasonable costs of collection, including but not limited to attorney’s fees.