Form 10-Q
period 2010-03-31
EASTERN RESOURCES INC
filed 2010-05-05
CIK 1429373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 20,629,000 shares of the issuer’s common stock outstanding as of May 5, 2010.

EASTERN RESOURCES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009 (Audited)	4

Consolidated Statements of Operations for the three month periods ended March 31, 2010 (Unaudited) and March 31, 2009 (Unaudited) and the period from March 15, 2007(Inception) to March 31, 2010 (Unaudited)	5

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2010 (Unaudited) and March 31, 2009(Unaudited) and for the period from March 15, 2007 (Inception) to March 31, 2010 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$3,842	$-
TOTAL CURRENT ASSETS	3,842	-

Capitalized film costs	1,271,611	1,271,611

TOTAL ASSETS	$1,275,453	$1,271,611

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$23,057	$46,050
Loan payable-stockholder	40,000	40,000
Convertible debenture	48,323	47,395
Compensation payable	355,462	355,462
Derivative liability	2,809	-
Notes payable	235,810	230,059
TOTAL CURRENT LIABILITIES	705,461	718,966

LONG-TERM LIABILITIES:
10% Convertible debenture, net of discount of $2,943	68,227	-
TOTAL LIABILITIES	773,688	718,966

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value, 300,000,000 shares authorized; 20,629,000 issued and outstanding at March 31, 2010 and December 31, 2009	20,629	20,629
Additional paid in capital	903,771	903,771
Deficit accumulated in the development stage	(422,635)	(371,755)
TOTAL STOCKHOLDERS' EQUITY	501,765	552,645

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,275,453	$1,271,611

See notes to unaudited consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			March 15, 2007
			(Inception)
	Three Months Ended		to
	March 31, 2010	March 31, 2009	March 31, 2010

Revenues	$-	$-	$-

Operating expenses:
General and administrative	48,919	58,481	422,305
Total operating expenses	48,919	58,481	422,305

Net loss before other income (expense)	(48,919)	(58,481)	(422,305)

Other income (expense):
Unrealized gain on fair value of derivative liability	493	-	493
Interest expense	(2,457)	-	(4,852)
Interest income	3	3	4,029

Net loss	$(50,880)	$(58,478)	$(422,635)

Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	20,629,000	20,629,000

See notes to unaudited consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
	Three Months Ended	Three Months Ended	(March 15, 2007) to
	March 31, 2010	March 31, 2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,880)	$(58,478)	$(422,635)
Adjustments to reconcile net loss to net cash used in operating activities:Gain on fair value of derivative liability	(493)	-	(493)
Amortization of discount on convertible debenture	359	-	359
Increase in film costs	-	-	(1,276,220)
Increase in capitalized interest	-	-	33,694
Increase in accounts payable and accrued expenses	(22,993)	39,044	23,057
Officer stock compensation	-	-	11,500
Increase in compensation payable	-	-	355,462
NET CASH USED IN OPERATING ACTIVITIES	(74,007)	(19,434)	(1,275,276)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	-	160,000
Proceeds from loan payable-shareholder	-	-	40,000
Increase in note payable accrued interest	5,751	5,211	46,725
Proceeds from convertible debenture	70,000	-	115,000
Increase in convertible debenture accrued interest	2,098	-	4,493
Proceeds from issuance of common stock	-	-	912,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	77,849	5,211	1,279,118

INCREASE (DECREASE) IN CASH	3,842	(14,223)	3,842
CASH-BEGINNING OF PERIOD	-	15,056	-
CASH-END OF PERIOD	$3,842	$833	$3,842

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

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

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2010. The accompanying consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2009 which was filed on March 23, 2010.

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

As of March 31, 2010 and December 31, 2009, the Company is not yet able to reasonably estimate projected revenues, therefore the Company has not recorded any amortization expense to date.

Fair Value of Financial Instruments - The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short term maturity of these financial instruments.

Income Taxes Income taxes are accounted for in accordance with the provisions of FASB ASC Topic No. 740, “Income Taxes”(formerly SFAS No. 109, “Accounting for Income Taxes”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Revenue Recognition - The Company recognizes revenues from the sale or licensing arrangement of a film upon delivery of a completed film or the commencement of a licensing period. The Company had substantially completed film production at March 31, 2010 but realized no revenues as of that date.

Advertising Costs - Advertising costs are expensed as incurred. Expenditures for the nine months period ended March 31, 2010 and 2009 were insignificant.

Loss Per Common Share - Loss per common share is computed using the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

New Accounting Pronouncements – Effective January 29, 2010, the Company adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging -Contracts in Entity’s Own Stock  (formerly Emerging Issues Task Force Issue No. 07-5,  Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ). The adoption of FASB ASC Topic No. 815 –40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). As a result of the Company issuing a convertible note on January 29, 2010, the Company adopted ASC Topic No. 815 – 40,  Derivatives and Hedging - Contracts in Entity’s Own Stock  (formerly Emerging Issues Task Force Issue No. 07-5,  Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ). As such, the embedded feature convertible option on the January 29, 2010 convertible note are classified as liabilities as of January 29, 2010 as these exercise price reset features and are not deemed to be indexed to the Company’s own stock. See Note 6 for further discussion.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.  The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

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

At March 31, 2010 and December 31, 2009, the Company recorded related accrued interest of $51,486 and $45,735, respectively.

Note 5 - Loan Payable - Stockholder

In July 2007, the Company received a bridge loan of $100,000 from Mr. Hanna. Subsequent repayments of $60,000 reduced the loan to $40,000 as of March 31, 2010. The loan is unsecured, interest free and repayable on demand.

Note 6 – Convertible Debentures and Derivatives

8.25% Convertible Debenture

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

At March 31, 2010 and December 31, 2009, the Company recorded accrued interest of $928 and $2,395 related to the convertible debenture.

10% Convertible Debenture

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

The Paramount Promissory Note contains ratchet provisions which adjusts the exercise price of the embedded feature conversion option if the Company issues common stock at a price lower than the fixed conversion prices in the 10% Paramount Promissory Note.  As a result, the Company assessed the terms of the 10% Paramount Promissory Note in accordance with ASC Topic No. 815 – 40,  Derivatives and Hedging - Contracts in Entity’s Own Stock  (formerly Emerging Issues Task Force Issue No. 07-5,  Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ) and determined that the underlying embedded feature conversion option are not indexed to the Company’s common stock and are therefore a derivative which should be valued at fair value at the date of issuance and at each subsequent interim period.

As of January 29, 2010 (date of note issuance), the fair value of the derivatives was $3,302.  As a result, a discount of $3,302 on the Paramount Promissory Note, and a derivative liability of $3,302 was recorded on January 29, 2010. The revaluation of the derivatives as of March 31, 2010 resulted in a value of derivative liability of $2,809.  The change in fair value during the period of January 29, 2010 to March 31, 2010 resulted in a recorded gain on fair value of derivative liability of $493 in the accompanying consolidated statement of operations.  For the three months ended March 31, 2010, the Company also amortized the discount on the note for $359.

The fair value of the derivative was determined using the Black-Scholes option pricing model with the following assumptions:

	January 29, 2010	March 31, 2010
Common stock issuable upon conversion	700,000	700,000
Estimated market value of common stock on measurement date	$0.02	$0.02
Exercise price	$0.10	$0.10
Risk free interest rate (1)	0.82%	0.82%
Term in years	1.49 years	1.33 years
Expected volatility	129%	129%
Expected dividends	0%	0%

(1)	The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the note.

(2)	Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

Note 7 - Fair Value Measurements

As defined in FASB ASC Topic No. 820 – 10 (formerly SFAS 157), fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:
Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The Company’s valuation models are primarily industry standard models.  Level 3 instruments include derivative warrant instruments.  The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

As required by FASB ASC Topic No. 820 – 10 (formerly SFAS 157), financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model (see Note 6).

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010:

	Fair Value Measurements at March 31, 2010
				Total
				Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value
Derivative liability -	$-	$-	$2,809	$2,809
Total	$-	$-	$2,809	$2,809

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

As of March 31, 2010, there were 20,629,000 shares of common stock issued and outstanding. No preferred stock shares have been issued.

Note 9 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent event from the balance sheet date of March 31, 2010 through May 5, 2010, which is the date the consolidated financial statements were issued.

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

Results of Operations

For the quarter ended March 31, 2010 and since our date of inception (March 15, 2007), we have not generated any operating revenues. We do not anticipate generating operating revenues in the near future. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

We incurred total operating expenses of $48,919 for the three month period ended March 31, 2010, as compared to total operating expenses of $58,481 for the three month period ended March 31, 2009. The decrease in total operating expenses was due to decrease in legal and other professional fees incurred in connection with ongoing SEC filing requirements.

Other expense for the three months ended March 31, 2010, was ($1,961) compared to other income of $3 for the three months ended March 31, 2009. We generated interest income in the amount $3 for the three month period ended March 31, 2010, as compared to interest income of $3 for the three month period ended March 31, 2009.  Also, during the three month ended March 31, 2010, we recognized an unrealized gain from the decrease in the fair value of the derivative liability of $493 and interest expense of $2,457.

We have generated no operating revenues since our inception and our net loss from inception through March 31, 2010 was $422,635.

Liquidity and Capital Resources

The report of our independent registered accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2009 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no revenues since our inception. We have depended on loans and sales of equity securities to conduct operations.  As of March 31, 2010 and December 31, 2009, we had cash of $3,842 and $0, current assets of $3,842 and $0 and current liabilities of $705,461 and $718,966, respectively.  Unless and until we achieve material revenues, we will remain dependent on financings to continue our operations.

Plan of Operation

We were formed as a Delaware corporation on March 15, 2007 for the purpose of producing full length independent feature films.  Since inception, we have been engaged in the production and attempted distribution of our first independent, full-length feature film entitled BuzzKill. We have recently finished weighing four different distribution offers and are now focusing our efforts on finalizing a distribution deal. It will likely be a DVD/TV deal that should allow for Buzzkill to be publicly available in the fourth quarter of 2010 or first quarter of 2011.  In conjunction with the foregoing, we are negotiating a license agreement for the film with a popular entertainment entity which we hope will open up a number of marketing opportunities.   Additionally, we are currently working with Uplava and Variety to participate in a songwriting competition where the winning song will be used in the film. This opportunity will allow the film to piggyback on the marketing efforts of Variety and Uplava and should prove to be a great public relations opportunity.

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

As of March 31, 2010, Buzz Kill has issued an aggregate principal amount of $160,000 of its 2007 10% Notes Series. The notes have an interest rate of 10%, compounded monthly. $60,000 of the notes are due on August 1, 2010. $100,000 of the notes are due on October 17, 2010. Upon repayment of the notes, in addition to the outstanding principal balance and all accrued and unpaid interest, the noteholders will be entitled to receive (i) a premium equal to 20% of the original principal amount and (ii) contingent compensation equal to 12% of the “net proceeds” of the film. All amounts under the notes remain unpaid and outstanding, and proceeds from the notes were used to finance the production of the film. As of March 31, 2010, BuzzKill also has a $40,000 demand loan payable to Thomas H. Hanna, Jr., a $45,000 loan payable to an unaffiliated third party due November 8, 2010 and represented by an 8.25% convertible promissory note dated May 9, 2009, and a $70,000 loan payable to an unaffiliated third party due July 28, 2011 and represented by a 10% convertible promissory note dated January 29, 2010.

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

Over the next twelve months we expect to enter into a distribution deal, a licensing deal with a well known entertainment entity and have distribution of the film in the fourth quarter of 2010. After that, our next objective in during the next twelve months is to complete the conception phase and enter into the pre-production phase of a second feature film. As of the date of this report, we have not identified our second project. We intend to raise additional capital through the issuance of debt or equity securities to provide financing for our marketing and distribution activities. No assurance can be given that we will be able to do so. Our failure to do so would have a material adverse effect on our operations.

We do not currently engage in any product research and development and have no plans to do so in the foreseeable future.  We have no present plans to purchase or sell any plant or significant equipment.  We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Thomas H. Hanna, Jr., we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended March 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

On January 29, 2010 we received a $70,000 loan from an unrelated entity and issued a 10%, $70,000 convertible promissory note dated January 29, 2010. If not converted, interest and principal are due at maturity on July 28, 2011. The note is convertible at any time prior to maturity at a conversion price of $0.10 per share. The conversion price and the number of shares issuable upon conversion are subject to adjustment under certain circumstances including mergers, consolidations, reclassifications, stock splits, combinations, dividends and similar transactions. Further, the conversion price is subject to downward adjustment if we issue common stock or securities convertible into common stock at a price of less than $0.10 per share at any time while the note remains outstanding. In such event, the conversion price under the note shall be reduced to such lower price.

ITEM 5.	EXHIBITS.

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

Date:  May 5, 2010
EASTERN RESOURCES, INC.

By:	/s/ Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., Principal Executive and Financial Officer