Form 10-Q
period 2010-06-30
EASTERN RESOURCES INC
filed 2010-08-19
CIK 1429373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-149850

EASTERN RESOURCES, INC.
(Exact name of registrant as specified in its charter)
Delaware	45-0582098
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

166 East 34th Street, Suite 18K, New York, NY  10016
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

There were 20,629,000 shares of the issuer’s common stock outstanding as of August 16, 2010.

EASTERN RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PAGE

Consolidated Balance Sheets as of June 30, 2010 (Unaudited) And December 31, 2009 (Audited)	4

Consolidated Statements of Operations for the three and six month periods ended June 30, 2010 (Unaudited) and June 30, 2009 (Unaudited) and the period from March 15, 2007 (Inception) to June 30, 2010 (Unaudited)	5

Consolidated Statements of Cash Flows for the six month periods ended June 30, 2010 (Unaudited) and June 30, 2009 (Unaudited) and for the period from March 15, 2007 (Inception) to June 30, 2010 (Unaudited)	6

Notes to the Unaudited Consolidated Financial Statements	7

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$558	$-
TOTAL CURRENT ASSETS	558	-

Capitalized film costs	1,271,611	1,271,611

TOTAL ASSETS	$1,272,169	$1,271,611

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$49,486	$46,050
Loan payable-stockholder	40,000	40,000
Convertible debenture	49,251	47,395
Compensation payable	355,462	355,462
Derivative liability	1,644	-
Notes payable	151,066	230,059
TOTAL CURRENT LIABILITIES	646,909	718,966

LONG-TERM LIABILITIES
Notes payable	90,640	-
10% Convertible debenture, net of discount of $2,402	70,513	-
TOTAL LIABILITIES	808,062	718,966

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value,
10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value,
300,000,000 shares authorized; 20,629,000 issued and
outstanding at June 30, 2010 and at December 31, 2009	20,629	20,629
Additional paid-in capital	903,771	903,771
Deficit accumulated in the development stage	(460,293)	(371,755)
TOTAL STOCKHOLDERS' EQUITY	464,107	552,645

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,272,169	$1,271,611

See notes to the unaudited consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					March 15, 2007
	Three Months Ended		Six Months Ended		(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	35,609	22,495	84,528	80,976	457,914
Total operating expenses	35,609	22,495	84,528	80,976	457,914

Net loss before other income (expense)	(35,609)	(22,495)	(84,528)	(80,976)	(457,914)

Other income (expense):
Gain on fair value of derivative liability	1,165	-	1,658	-	1,658
Interest expense	(3,214)	(539)	(5,671)	(539)	(8,066)
Interest income	-	-	3	3	4,029

Net loss	$(37,658)	$(23,034)	$(88,538)	$(81,512)	$(460,293)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding -
basic and diluted	20,629,000	20,629,000	20,629,000	20,629,000

See notes to the unaudited consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended	Inception (March 15, 2007) to
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,538)	$(81,512)	$(460,293)
Adjustments to reconcile net loss to
net cash used in operating activities:
Gain on fair value of derivative liability	(1,658)	-	(1,658)
Amortization of discount on convertible debenture	901	-	901
Increase in film costs	-	-	(1,276,220)
Increase in capitalized interest	-	-	33,694
Increase (decrease) in accounts payable and accrued expenses	3,436	10,366	49,486
Officer stock compensation	-	-	11,500
Increase in compensation payable	-	-	355,462
NET CASH USED IN OPERATING ACTIVITIES	(85,859)	(71,146)	(1,287,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	-	160,000
Proceeds from loan payable-shareholder	-	-	40,000
Increase in note payable accrued interest	11,647	10,551	52,621
Proceeds from convertible debenture	70,000	45,000	115,000
Increase in convertible debenture accrued interest	4,770	539	7,165
Proceeds from issuance of common stock	-	-	912,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	86,417	56,090	1,287,686

INCREASE (DECREASE) IN CASH	558	(15,056)	558
CASH-BEGINNING OF PERIOD	-	15,056	-
CASH-END OF PERIOD	$558	$-	$558

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

See notes to the unaudited consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

Note 1 – Organization, Nature of Operations and Basis of Presentation

Eastern Resources, Inc. (the “Company”) was incorporated in the State of Delaware on March 15, 2007. On that date the Company acquired Buzz Kill, Inc., for 11,500,000 common shares. The Company, through Buzz Kill, Inc., its wholly owned subsidiary, recently completed production of a feature length major motion picture, and plans to market it to distributors in the United States and abroad. The Company plans to produce a wide range of independent films outside the traditional studio system. The Company intends to distribute films for theatrical release, and exploit methods of delivery worldwide. The Company intends to execute its business plan through the acquisition of unique films from a broad spectrum of independent writers, directors and producers. Each project will become an independent production company, created as a subsidiary of Eastern Resources, Inc. The Company plans to fund the projects and maintain ownership of the films with the intent of building a film library with the rights to DVD, book, and other reproductive media for sale to the public.

The Company secured the services of a sales representative who will assist in guiding the film through the festival and distribution process and, on May 13, 2010, Buzz Kill executed a trademark license agreement with Second City, Inc. Pursuant to the Agreement, the Company acquired a non-exclusive right to use the “Second City” trademark in connection with the distribution of the film, in exchange for payment of a royalty to Second City equal to 10% of the producer gross receipts, as defined in the agreement. On May 19, 2010, Buzz Kill executed a contest agreement with Reed Business Information and uPlaya Music Intelligence Solutions, Inc., whereby uPlaya will provide hosting services for a contest to select a song for BuzzKill, and the contest will be co-branded and co-marketed from the media outlets of Variety, the weekly entertainment-trade magazine published by Reed Business Information.

The Company intends to raise additional capital through the issuance of debt and/or equity securities to provide financing for our marketing and distribution activities. Currently, we are in negotiations with an independent media production and distribution company to secure distribution for the film.

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2010. The accompanying consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2009 which was filed on March 23, 2010.

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

Capitalized Film Costs - Film costs include all direct negative costs incurred in the physical production of the film as well as allocated production overhead. Such costs include story costs and scenario; compensation of cast, directors, producers and extras; set construction and operations; wardrobe and accessories; sound synchronization; location expenses and post production costs including music, special effects, and editing. Film costs are amortized based on the ratio of current period gross revenues to estimated remaining ultimate revenues from all sources on an individual production basis. Estimated ultimate revenues are revised periodically and the carrying values of the films are evaluated for impairment. Losses, if any, are provided in full.

As of June 30, 2010 and December 31, 2009, the Company is not yet able to reasonably estimate projected revenues, therefore the Company has not recorded any amortization expense to-date.

Fair Value of Financial Instruments - The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Income Taxes - Income taxes are accounted for in accordance with the provisions of FASB ASC Topic No. 740, “Income Taxes” (formerly SFAS No. 109, “Accounting for Income Taxes”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Note 2 - Summary of Significant Accounting Policies-continued

Revenue Recognition - The Company recognizes revenues from the sale or licensing arrangement of a film upon delivery of a completed film or the commencement of a licensing period. The Company had substantially completed film production at June 30, 2010, but realized no revenues as of that date.

Advertising Costs - Advertising costs are expensed as incurred. Expenditures for the six month periods ended June 30, 2010 and June 30, 2009 were insignificant.

Loss Per Common Share - Loss per common share is computed using the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

New Accounting Pronouncements -

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” ( Subtopic 470-20 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

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

Note 2 - Summary of Significant Accounting Policies-continued

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

Note 4 - Notes Payable

In 2007, the Company issued 10% Subordinated Debenture Notes aggregating $160,000 payable to four persons. The notes included accrued interest compounded monthly, and become due and payable on varying dates in the year 2010. The notes are subordinated to monies payable to trade payables and to the loan payable to Mr. Hanna, an officer and major stockholder. Upon repayment of the notes and accrued interest, the Company agreed to pay the note holders an additional premium of 20% of the original principal $32,000, which was recorded at present value of $24,324. The note holder’s rights to receive the premium survive any redemption of the notes. Such amount was calculated using 10% per annum compounded monthly. In addition to the repayments of principal, accrued interest and premium, the note holders will be entitled to a 12% participation in the film’s net proceeds as defined in the agreements.

At June 30, 2010 and December 31, 2009, the Company recorded related accrued interest of $52,621 and $40,973, respectively.

Note 5 - Loan Payable-Stockholder

In July 2007, the Company received a bridge loan of $100,000 from Mr. Hanna. Subsequent repayments of $60,000 reduced the loan to $40,000 as of June 30, 2010. The loan is unsecured, interest free, and repayable on demand.

Note 6 - Convertible Note Payable and Derivatives

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

At June 30, 2010 and December 31, 2009, the Company recorded accrued interest of $4,251 and $2,395 related to the convertible debenture.

10% Convertible Debenture

On January 29, 2010, the Company issued to Paramount Strategy Corp. (“Paramount”) a convertible promissory note (“Paramount Promissory Note”) amounting to $70,000.

At any time, subject to a written notice of conversion, Paramount may convert any portion of the outstanding and unpaid principal and interest balance due on the Paramount Promissory Note into the Company’s common shares at a conversion price (the “Fixed Conversion Price”) of $0.10 per share. So long as the Paramount Promissory Note is outstanding, if the Company issues shares of its common stock at a price below the Fixed Conversion Price, the Fixed Conversion Price shall be reduced to such other lower price. The Fixed Conversion Price

Note 6 - Convertible Note Payable and Derivatives-continued

and number of shares to be issued upon conversion shall also be subject to adjustment from time to time upon the happening of certain other events, in particular in the event a merger or sale of the Company’s assets, reclassification, or change in the Company’s common stock, and in the event of stock splits, combinations or dividends. The Paramount Promissory Note bears interest at the rate of 10% per annum and is payable at its maturity on July 28, 2011, unless its term is mutually extended by both parties.

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

As of January 29, 2010 (date of note issuance), the fair value of the derivatives was $3,302. As a result, a discount of $3,302 on the Paramount Promissory Note, and a derivative liability of $3,302 was recorded on January 29, 2010. The revaluation of the derivatives as of June 30, 2010 resulted in a value of derivative liability of $1,644. The change in fair value during the period of January 29, 2010 to June 30, 2010 resulted in a recorded gain on fair value of derivative liability of $1,658 in the accompanying consolidated statement of operations. For the six months ended June 30, 2010, the Company also amortized the discount on the note for $901.

The fair value of the derivative was determined using the Black-Scholes option pricing model with the following assumptions:

	January 29, 2010	June 30, 2010
Common stock issuable upon conversion	700,000	700,000
Estimated market value of common stock on measurement date	$0.02	$0.02
Exercise price	$0.10	$0.10
Risk free interest rate (1)	0.82%	0.82%
Term in years	1.49 years	1.08 years
Expected volatility	129%	121%
Expected dividends (2)	0%	0%

Note 6 - Convertible Note Payable and Derivatives-continued

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

Note 7 - Fair Value Measurements-continued

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010:

	Fair Value Measurements at June 30, 2010
				Total
				Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value
Derivative liability -	$-	$-	$1,644	$1,644
Total	$-	$-	$1,644	$1,644

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

As of June 30, 2010, there were 20,629,000 shares of common stock issued and outstanding. No preferred stock shares have been issued.

Note 9 - Commitments and Contingencies

On May 13, 2010, the Company entered into a trademark license agreement with Second City, Inc., in which the Company acquired a non-exclusive right to use the “Second City” trademark in connection with the distribution of the film, in exchange for payment of a royalty to Second City equal to 10% of the producer gross receipts, as defined in the agreement.

On May 19, 2010, the Company executed a contest agreement with Reed Business Information and uPlaya Music Intelligence Solutions, Inc., whereby uPlaya will provide hosting services for a contest to select a song for BuzzKill, and the contest will be co-branded and co-marketed from the media outlets of Variety, the weekly entertainment-trade magazine published by Reed Business Information. As per the agreement, the Company has accrued $3,500 to compensate uPlaya for incremental design, technical, and administrative set-up costs. Buzzkill agrees to compensate the Grand Prize Winner $1,000 within 15 days of the contest end-date and winner verification.

Note 10 - Subsequent Events

On July 26, 2010, a promissory note with a principal amount of $50,000, bearing 10% interest, matured. The Company was able to obtain an extension of the maturity date, amending the maturity date from July 26, 2010 to July 26, 2012.

On August 1, 2010, a promissory note with a principal amount of $5,000, bearing 10% interest, matured. The Company was able to obtain an extension of the maturity date, amending the maturity date from August 1, 2010 to August 1, 2012.

On August 1, 2010, a promissory note with a principal amount of $5,000, bearing 10% interest, matured. The Company was able to obtain an extension of the maturity date, amending the maturity date from August 1, 2010 to August 1, 2012.

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

Results of Operations

For the quarter ended June 30, 2010 and since our date of inception (March 15, 2007), we have not generated any operating revenues. We do not anticipate generating operating revenues in the near future. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

We incurred total operating expenses of $35,609 and $84,528 for the three and six month periods ended June 30, 2010, as compared to total operating expenses of $22,495 and $80,976 for the three and six month periods ended June 30, 2009. The increase in total operating expenses was due to increase in legal and other professional fees incurred in connection with ongoing SEC filing requirements.

We have generated no operating revenues since our inception and our net loss from inception through June 30, 2010 was $(460,293).

Liquidity and Capital Resources

The report of our independent registered accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2009 contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no revenues since our inception. We have depended on loans and sales of equity securities to conduct operations.  As of June 30, 2010 and December 31, 2009, we had cash of $558 and $0, respectively, current assets of $558 and $0, respectively, and current liabilities of $646,909 and $718,966, respectively.  Unless and until we achieve material revenues, we will remain dependent on financings to continue our operations.

As of June 30, 2010 our wholly-owned subsidiary, Buzz Kill, Inc., our wholly owned subsidiary (“Buzz Kill”), has issued an aggregate principal amount of $160,000 of its 10% notes series.  The notes have an interest rate of 10%, compounded monthly, and a maturity date of three years from the date of issuance.  Upon repayment of the notes, in addition to the outstanding principal balance and all accrued and unpaid interest, the noteholders will be entitled to receive (i) a premium equal to 20% of the original principal amount, and (ii) contingent compensation equal to 12% of the “net proceeds” of the film. Proceeds from the notes were used to finance the production of the film.  On July 26, 2010 one 10% note in the principal amount of $50,000 matured, and the holder agreed to extend the maturity date to July 26, 2012.  On August 1, 2010 two 10% notes, each in the principal amount of $5,000 matured and the holders agreed to extend the maturity dates to August 1, 2012.

As of June 30, 2010, our Company also has (i) a demand loan payable to Thomas Hanna in the amount of $40,000, (ii) a $70,000 loan payable to an unaffiliated third party due July 28, 2011 and represented by an 10% convertible promissory note dated January 29, 2010, and (iii) a $45,000 loan payable to an unaffiliated third party due November 8, 2010 and represented by an 8.25% convertible promissory note dated May 9, 2009.

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

On April 1, 2007 Buzz Kill acquired all rights, title and interest in and to the screenplay entitled “Buzz Kill,” written by Steven Kampmann and Matt Smollon.  Pursuant to the Literary Purchase Agreement, dated April 1, 2007, each of Messrs. Kampmann and Smollon received the following compensation:  (i) $6,250, (ii) $12,731 in deferred compensation, and (iii) contingent compensation equal to 3.5% of the “net proceeds” of the film.  Messrs. Kampmann and Smollon will receive an additional $25,000 if the film’s North American (i.e., the United States and Canada) theatrical box office receipts reach $15,000,000 and an additional $25,000 thereafter for each $15,000,000 in theatrical box office receipts reached thereafter.

On April 13, 2007, Buzz Kill hired Mr. Kampmann to direct the film.  Pursuant to Director Agreement, dated April 13, 2007, for his director services Mr. Kampmann received the following compensation:  (i) $20,000, (ii) $50,000 in deferred compensation, (iii) an additional $10,000 for every $100,000 by which the final, actualized budget exceeds $650,000, and (iv) contingent compensation equal to 5% of the “net proceeds” of the film.  Mr. Kampmann will also receive, as the film’s director, an additional $25,000 if the film’s North American (i.e., the United States and Canada) theatrical box office receipts reach $15,000,000 and an additional $25,000 thereafter for each $15,000,000 in theatrical box office receipts reached thereafter.

Pursuant to the Investment Agreement, dated May 1, 2007, between our Company and Buzz Kill, we provided financing to Buzz Kill in the amount of $800,000 for the production (principal photography only) and exploitation of BuzzKill.  Under the agreement, we received a “first priority” right of recoupment of the financing amount and a 20% premium.  In addition, our Company is entitled to a percentage of the “net proceeds” of the picture, calculated as a percentage equal to 50% of the fraction with a numerator equal to the amount of our financing and a denominator equal to the amount of the final, actualized budget of the film. Buzz Kill agreed (i) that the net cost of the film (that is, the cost of actually producing and shooting the film and not including such costs as distribution and promotion) shall not exceed $1,100,000 without the written consent of our Company, and (ii) to limit its financing debt to $300,000 plus 20%.

In December 2007, we completed a private placement offering of 8,529,000 shares of our common stock to a total of 33 purchasers at a price of $0.10 per share for aggregate proceeds of $852,900. In June 2008, we sold additional 600,000 shares of our common stock to an institutional investor at a price of $0.10 per share for gross proceeds of $60,000.

In February 2008, through our wholly owned subsidiary, Buzz Kill, Inc., we completed post-production of the film, and now seek to market the film and secure distribution.  We secured the services of a sales representative who will assist us in guiding the film through the festival and distribution process and, on May 13, 2010, Buzz Kill executed a trademark license agreement with Second City, Inc.  Pursuant to the Agreement, we acquired a non-exclusive right to use the “Second City” trademark in connection with the distribution of the film, in exchange for payment of a royalty to Second City equal to 10% of the producer gross receipts, as defined in the agreement.  On May 19, 2010 Buzz Kill executed a contest agreement with Reed Business Information and uPlaya Music Intelligence Solutions, Inc., whereby uPlaya will provide hosting services for a contest to select a song for BuzzKill, and the contest will be co-branded and co-marketed from the media outlets of Variety, the weekly entertainment-trade magazine published by Reed Business Information.

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
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including Thomas H. Hanna, Jr., our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Limitations on Effectiveness of Controls and Procedures

Our management, including Thomas H. Hanna, Jr., our principal executive and financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM . 1	LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended June 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

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

August 18, 2010
EASTERN RESOURCES, INC.

By:	/s/ Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., Principal Executive and Principal Financial Officer