Form 10-Q
period 2010-09-30
EASTERN RESOURCES INC
filed 2010-11-15
CIK 1429373

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

There were 20,629,000 shares of the issuer’s common stock outstanding as of November 15, 2010.

EASTERN RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of September 30, 2010 (Unaudited) And December 31, 2009 (Audited)	4

Consolidated Statements of Operations for the three and nine month periods ended September 30, 2010 (Unaudited) and September 30, 2009 (Unaudited) and the period from March 15, 2007 (Inception) to September 30, 2010 (Unaudited)	5

Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2010 (Unaudited) and September 30, 2009 (Unaudited) and for the period from March 15, 2007 (Inception) to September 30, 2010 (Unaudited)	6

Notes to the Unaudited Consolidated Financial Statements	7

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$558	$-
TOTAL CURRENT ASSETS	558	-

Capitalized film costs	1,271,611	1,271,611

TOTAL ASSETS	$1,272,169	$1,271,611

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$109,111	$46,050
Loan payable-stockholder	40,000	40,000
Convertible debenture	50,179	47,395
Compensation payable	355,462	355,462
Derivative liability	763	-
Notes payable—current	165,749	230,059
TOTAL CURRENT LIABILITIES	721,264	718,966

LONG-TERM LIABILITIES
Notes payable—non-current	81,999	-
10% Convertible debenture, net of discount of $1,850	72,830	-
TOTAL LIABILITIES	876,093	718,966

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value, 300,000,000 shares authorized; 20,629,000 issued and outstanding at September 30, 2010 and at December 31, 2009	20,629	20,629
Additional paid-in capital	903,771	903,771
Deficit accumulated in the development stage	(528,324)	(371,755)
TOTAL STOCKHOLDERS' EQUITY	396,076	552,645

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,272,169	$1,271,611

See notes to the unaudited consolidated financial statements.

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					March 15, 2007
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	65,667	18,719	150,195	99,695	523,581
Total operating expenses	65,667	18,719	150,195	99,695	523,581

Net loss before other income (expense)	(65,667)	(18,719)	(150,195)	(99,695)	(523,581)

Other income (expense):
Gain on fair value of derivative liability	881	-	2,539	-	2,539
Interest expense	(3,245)	(928)	(8,916)	(1,467)	(11,311)
Interest income	-	-	3	3	4,029

Net loss	$(68,031)	$(19,647)	$(156,569)	$(101,159)	$(528,324)

Basic earnings per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	20,629,000	20,629,000	20,629,000	20,629,000

See notes to the unaudited consolidated financial statements.

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months	March 15, 2007
	Ended	Ended	(Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(156,569)	$(101,159)	$(528,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on fair value of derivative liability	(2,539)	-	(2,539)
Amortization of discount on convertible debenture	1,452	-	1,452
Increase in film costs	-	-	(1,276,220)
Increase in capitalized interest	-	-	33,694
Increase (decrease) in accounts payable and accrued expenses	63,061	23,611	109,111
Officer stock compensation	-	-	11,500
Increase in compensation payable	-	-	355,462
NET CASH USED IN OPERATING ACTIVITIES	(94,595)	(77,548)	(1,295,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	-	160,000
Proceeds from loan payable-shareholder	-	-	40,000
Increase in notes payable accrued interest	17,689	16,025	58,663
Proceeds from convertible debenture	70,000	45,000	115,000
Increase in convertible debenture accrued interest	7,464	1,467	9,859
Proceeds from issuance of common stock	-	-	912,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	95,153	62,492	1,296,422

INCREASE (DECREASE) IN CASH	558	(15,056)	558
CASH-BEGINNING OF PERIOD	-	15,056	-
CASH-END OF PERIOD	$558	$-	$558

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

See notes to the unaudited consolidated financial statements.

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

Note 1 - Organization, Nature of Operations and Basis of Presentation

Eastern Resources, Inc. (the “Company”) was incorporated in the State of Delaware on March 15, 2007. On that date the Company acquired Buzz Kill, Inc. (“Buzz Kill”), for 11,500,000 common shares. The Company, through Buzz Kill, completed production of a feature length major motion picture, and plans to market it to distributors in the United States and abroad. The Company plans to produce a wide range of independent films outside the traditional studio system. The Company intends to distribute films for theatrical release, and exploit methods of delivery worldwide. The Company intends to execute its business plan through the acquisition of unique films from a broad spectrum of independent writers, directors and producers. Each project will become an independent production company, created as a subsidiary of the Company. The Company plans to fund the projects and maintain ownership of the films with the intent of building a film library with the rights to DVD, book, and other reproductive media for sale to the public.

On May 13, 2010, Buzz Kill executed a trademark license agreement with Second City, Inc. Pursuant to the Agreement, the Company acquired a non-exclusive right to use the “Second City” trademark in connection with the distribution of the film, in exchange for payment of a royalty to Second City equal to 10% of the producer gross receipts, as defined in the agreement. On May 19, 2010, Buzz Kill executed a contest agreement with Reed Business Information and uPlaya Music Intelligence Solutions, Inc., whereby uPlaya will provide hosting services for a contest to select a song for BuzzKill, and the contest will be co-branded and co-marketed from the media outlets of Variety, the weekly entertainment-trade magazine published by Reed Business Information. The contest is scheduled to run through November 30, 2010.

Also, in September 2010, Buzz Kill entered a distribution agreement with Indican Pictures. The agreement covers North American DVD and television rights. The title is expected to be available for public consumption late Q1 2011.

The Company intends to raise additional capital through the issuance of debt and/or equity securities to provide financing for marketing and distribution activities. Currently, the Company is in negotiations with an independent media production and distribution company to secure distribution for the film.

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2010. The accompanying consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2009, which was filed on March 23, 2010.

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

Cash and Cash Equivalents - The Company considers all highly liquid short-term investments with a remaining maturity of three months or less when purchased, to be cash equivalents.

Capitalized Film Costs - Film costs include all direct negative costs incurred in the physical production of the film, as well as allocated production overhead. Such costs include story costs and scenario; compensation of cast, directors, producers, and extras; set construction and operations; wardrobe and accessories; sound synchronization; location expenses and post production costs, including music, special effects, and editing. Film costs are amortized based on the ratio of current period gross revenues to estimated remaining ultimate revenues from all sources on an individual production basis. Estimated ultimate revenues are revised periodically and the carrying values of the films are evaluated for impairment. Losses, if any, are provided in full.

As of September 30, 2010 and December 31, 2009, the Company is not yet able to reasonably estimate projected revenues, therefore the Company has not recorded any amortization expense to-date.

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

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies-continued

Revenue Recognition - The Company recognizes revenues from the sale or licensing arrangement of a film upon delivery of a completed film or the commencement of a licensing period. The Company had substantially completed film production at September 30, 2010, but realized no revenues as of that date.

Advertising Costs - Advertising costs are expensed as incurred. Expenditures for the nine month periods ended September 30, 2010 and September 30, 2009 were insignificant.

Loss Per Common Share - Loss per common share is computed using the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

New Accounting Pronouncements -

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (Topic 810). The amendments in this update are a result of incorporating the provisions of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

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

Note 2 - Summary of Significant Accounting Policies-continued

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

Note 4 - Notes Payable

In 2007, Buzz Kill issued 10% Subordinated Debenture Notes (the “2007 Notes”) aggregating $160,000 payable to four persons. The 2007 Notes included accrued interest compounded monthly, and become due and payable on varying dates in the year 2010. The 2007 Notes are subordinated to monies payable to trade payables, to the Hanna Loan (defined below) payable to Mr. Hanna, an officer and major stockholder, and to the Senior Note (defined below). The Company agreed to pay the 2007 Note holders an additional premium of 20% of the original principal $32,000, upon the future repayment of the 2007 Notes and accrued interest thereon, which has been recorded at present value of $24,324. The 2007 Note holders’ rights to receive the premium survive any redemption of the 2007 Notes.

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

Note 4 - Notes Payable-continued

Such amount was calculated using 10% per annum compounded monthly. In addition to the repayments of principal, accrued interest and premium, the 2007 Note holders will be entitled to a 12% participation in the film’s net proceeds as defined in the agreements.

On July 26, 2010, one of the 2007 Notes with a principal amount of $50,000, bearing 10% interest, matured. The Company was able to obtain an extension of the maturity date, amending the maturity date from July 26, 2010 to July 26, 2012.

On August 1, 2010, one of the 2007 Notes with a principal amount of $5,000, bearing 10% interest, matured. The Company was able to obtain an extension of the maturity date, amending the maturity date from August 1, 2010 to August 1, 2012.

On August 1, 2010, one of the 2007 Notes with a principal amount of $5,000, bearing 10% interest, matured. The Company was able to obtain an extension of the maturity date, amending the maturity date from August 1, 2010 to August 1, 2012.

One of the 2007 Notes in the principal amount of $100,000, bearing 10% interest, was set to mature on October 17, 2010, and the holder agreed on September 10, 2010 to extend the maturity date to October 17, 2012.

On September 10, 2010, Buzz Kill issued a 10% senior note due April 15, 2012 in the principal amount of $15,000 (the “Senior Note”) to an unaffiliated third party for that party’s $15,000 loan to Buzz Kill. As a condition to this loan, all of the holders of the 2007 Notes and, in connection with the Hanna Loan, Thomas Hanna, signed a subordination agreement pursuant to which payment and performance of any and all obligations under the 2007 Notes and the Hanna Loan are subordinated to the Senior Note. The related cash proceeds were received on October 15, 2010.

At September 30, 2010 and December 31, 2009, the Company recorded related accrued interest of $58,663 and $40,973, respectively.

Note 5 - Loan Payable-Stockholder

In July 2007, the Company received a bridge loan of $100,000 from Mr. Hanna (the “Hanna Loan”). Subsequent repayments of $60,000 have reduced the Hanna Loan to an outstanding amount of $40,000 as of September 30, 2010. The Hanna Loan is unsecured, interest free, and repayable on demand. As a result of the issuance of the Senior Note, the Hanna Loan is now subordinated to the Senior Note.

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

Note 6 - Convertible Note Payable and Derivatives

8.25% Convertible Debenture

On May 8, 2009, the Company entered into a securities purchase agreement with Milestone Enhanced Fund Ltd. (“Milestone” or “Holder”). Under the purchase agreement, the Companyissued to Milestone a convertible promissory note (“Promissory Note”), convertible into the Company’s common stock, in the amount of $45,000.

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

At September 30, 2010 and December 31, 2009, the Company recorded accrued interest of $5,179 and $2,395, respectively, related to the convertible debenture.

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

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

Note 6 - Convertible Note Payable and Derivatives-continued

The Paramount Promissory Note contains ratchet provisions which adjust the exercise price of the embedded feature conversion option if the Company issues common stock at a price lower than the fixed conversion prices in the 10% Paramount Promissory Note. As a result, the Company assessed the terms of the 10% Paramount Promissory Note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded

Feature is Indexed to an Entity’s Own Stock ) and determined that the underlying embedded feature conversion option are not indexed to the Company’s common stock and are therefore a derivative which should be valued at fair value at the date of issuance and at each subsequent interim period.

As of January 29, 2010 (date of note issuance), the fair value of the derivatives was $3,302. As a result, a discount of $3,302 on the Paramount Promissory Note, and a derivative liability of $3,302 was recorded on January 29, 2010. The revaluation of the derivatives as of September 30, 2010 resulted in a value of derivative liability of $763. The change in fair value during the period from January 29, 2010 to September 30, 2010 resulted in a recorded gain on fair value of derivative liability of $2,539 in the accompanying consolidated statement of operations. For the nine months ended September 30, 2010, the Company also amortized the discount on the note for $1,452.

The fair value of the derivative was determined using the Black-Scholes option pricing model with the following assumptions:

	January 29, 2010	September 30, 2010
Common stock issuable upon conversion	700,000	700,000
Estimated market value of common stock on measurement date	$0.02	$0.02
Exercise price	$0.10	$0.10
Risk free interest rate (1)	0.82%	0.82%
Term in years	1.49 years	0.82 years
Expected volatility	129%	114%
Expected dividends (2)	0%	0%

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010:

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

Note 7 - Fair Value Measurements-continued

	Fair Value Measurements at September 30, 2010
				Total
				Carrying
Description	(Level 1)	(Level 2)	(Level 3)	Value
Derivative liability -	$-	$-	$763	$$763
Total	$-	$-	$763	$$763

Note 8 - Issuance of Common and Preferred Stock

Authorized capital stock consists of 300,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock, with a par value of $0.001 per share.

In December 2007, the Company completed a private placement offering of 8,529,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $852,900.  In June 2008, the Company sold additional 600,000 shares of its common stock to an institutional investor at a price of $0.10 per share for gross proceeds of $60,000.

As of September 30, 2010, there were 20,629,000 shares of common stock issued and outstanding. No preferred stock shares have been issued.

Note 9 - Commitments and Contingencies

On May 13, 2010, the Company entered into a trademark license agreement with Second City, Inc., in which the Company acquired a non-exclusive right to use the “Second City” trademark in connection with the distribution of the film, in exchange for payment of a royalty to Second City equal to 10% of the producer gross receipts, as defined in the agreement.

On May 19, 2010, the Company executed a contest agreement with Reed Business Information and uPlaya Music Intelligence Solutions, Inc., whereby uPlaya will provide hosting services for a contest to select a song for BuzzKill, and the contest will be co-branded and co-marketed from the media outlets of Variety, the weekly entertainment-trade magazine published by Reed Business Information. As per the agreement, the Company has accrued $3,500 to compensate uPlaya for incremental design, and technical and administrative set-up costs. Buzzkill agrees to compensate the Grand Prize Winner $1,000 within 15 days of the contest end-date and winner verification. The contest is continuing until November 30, 2010 when a winner is to be selected by a panel of judges including, Krysten Ritter an actress from the film.

Also, in September 2010, Buzz Kill entered a distribution agreement with Indican Pictures. The agreement covers North American DVD and television rights. The title is expected to be available for public consumption late Q1 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations, the acceptance of our feature film at various film festivals, the successful negotiation and execution of marketing and distribution agreements, our ability to acquire and develop future film projects, and future economic conditions and the independent film market.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Background

We were formed as a Delaware corporation on March 15, 2007 for the purpose of producing full length independent feature films through our wholly-owned subsidiary, Buzz Kill, Inc. (“Buzz Kill”).  Since inception, we have been engaged in the production and attempted distribution of our first independent, full-length feature film entitled “BuzzKill” (or, the “Film”).

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

Pursuant to the Investment Agreement, dated May 1, 2007, between our Company and Buzz Kill, we provided financing to Buzz Kill in the amount of $800,000 for the production (principal photography only) and exploitation of BuzzKill.  Under the agreement, we received a “first priority” right of recoupment of the financing amount and a 20% premium.  In addition, our Company is entitled to a percentage of the “net proceeds” of the Film, calculated as a percentage equal to 50% of the fraction with a numerator equal to the amount of our financing and a denominator equal to the amount of the final, actualized budget of the Film. Buzz Kill agreed (i) that the net cost of the Film (that is, the cost of actually producing and shooting the Film and not including such costs as distribution and promotion) shall not exceed $1,100,000 without the written consent of our Company, and (ii) to limit its financing debt to $300,000 plus 20%.

In December 2007, we completed a private placement offering of 8,529,000 shares of our common stock to a total of 33 purchasers at a price of $0.10 per share for aggregate proceeds of $852,900. In June 2008, we sold additional 600,000 shares of our common stock to an institutional investor at a price of $0.10 per share for gross proceeds of $60,000.

In February 2008, through Buzz Kill, we completed post-production of the Film, and now seek to market the Film and secure distribution.  We secured the services of a sales representative who will assist us in guiding the Film through the festival and distribution process and, on May 13, 2010, Buzz Kill executed a trademark license agreement with Second City, Inc.  Pursuant to the Agreement, we acquired a non-exclusive right to use the “Second City” trademark in connection with the distribution of the Film, in exchange for payment of a royalty to Second City equal to 10% of the producer gross receipts, as defined in the agreement.  On May 19, 2010 Buzz Kill executed a contest agreement with Reed Business Information and uPlaya Music Intelligence Solutions, Inc., whereby uPlaya will provide hosting services for a contest to select a song for BuzzKill, and the contest will be co-branded and co-marketed from the media outlets of Variety, the weekly entertainment-trade magazine published by Reed Business Information. The contest runs through November 30, 2010.

Results of Operations

For the quarter ended September 30, 2010 and since our date of inception (March 15, 2007), we have not generated any operating revenues. We do not anticipate generating operating revenues in the near future. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

We incurred total operating expenses of $65,667 and $150,195 for the three and nine month periods ended September 30, 2010, as compared to total operating expenses of $18,719 and $99,695 for the three and nine month periods ended September 30, 2009. The increase in total operating expenses was due to increase in legal and other professional fees incurred in connection with ongoing SEC filing requirements.

We have generated no operating revenues since our inception and our net loss from inception through September 30, 2010 was $(528,324).

Liquidity and Capital Resources

The report of our independent registered accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2009 contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. As of September 30, 2010 and December 31, 2009, we had cash of $558 and $0, respectively, current assets of $558 and $0, respectively, and current liabilities of $721,264 and $718,966, respectively. Unless and until we achieve material revenues, we will remain dependent on financings to continue our operations.

From July to October 2007, our wholly-owned subsidiary, Buzz Kill, issued an aggregate principal amount of $160,000 of its 10% notes (the “2007 Notes”).  The 2007 Notes had an interest rate of 10%, compounded monthly, and a maturity date of three years from the date of issuance.  Upon repayment of the 2007 Notes, in addition to the outstanding principal balance and all accrued and unpaid interest, the noteholders will be entitled to receive (i) a premium equal to 20% of the original principal amount, and (ii) contingent compensation equal to 12% of the “net proceeds” of the Film. Proceeds from the 2007 Notes were used to finance the production of the Film.  On July 26, 2010 one of the 2007 Notes in the principal amount of $50,000 matured, and the holder agreed to extend the maturity date to July 26, 2012.  On August 1, 2010 two of the 2007 Notes, each in the principal amount of $5,000 matured and the holders agreed to extend the maturity dates to August 1, 2012.

One of the 2007 Notes in the principal amount of $100,000, bearing 10% interest, was set to mature on October 17, 2010, and the holder agreed on September 10, 2010 to extend the maturity date to October 17, 2012.

On September 10, 2010, Buzz Kill issued a 10% senior note due April 15, 2012 in the principal amount of $15,000 (the “Senior Note”) to an unaffiliated third party for that party’s $15,000 loan to Buzz Kill. As a condition to this loan, all of the holders of the 2007 Notes and, in connection with the Hanna Loan (defined below), Thomas Hanna, signed a subordination agreement pursuant to which payment and performance of any and all obligations under the 2007 Notes and the Hanna Loan are subordinated to the Senior Note. The related cash proceeds were received on October 15, 2010.

As of September 30, 2010, our Company also has (i) a demand loan payable to Thomas Hanna in the amount of $40,000 (the “Hanna Loan”), (ii) a $70,000 loan payable to an unaffiliated third party due July 28, 2011 and represented by an 10% convertible promissory note dated January 29, 2010, and (iii) a $45,000 loan payable to an unaffiliated third party due November 8, 2010 and represented by an 8.25% convertible promissory note dated May 9, 2009.

We intend to raise additional capital to provide financing for our marketing and distribution activities.  Also, we will need to obtain additional capital in order to maintain our public company regulatory requirements and execute our business plan, build our operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. We have not made any decisions with respect to any such financing.  There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all.  If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

Milestone to Achieve in the Next Twelve Months

Our major objective in the next twelve months is to market the film with Indican Pictures to maximize the film’s exposure leading up to and continuing through the film’s distribution date while continuing to pursue other avenues of distribution, including but not limited to theatrical and foreign of our first independent feature film, “BuzzKill”. Principal photography on the Film was completed in September 2007, and post-production was completed in February 2008.

We are currently engaged in the initial marketing of the Film.  The finished Film will be entered into various film festivals in the U.S. and abroad.  The fee for entering a film into a festival competition is typically $200-300 per entry.  We believe this is the most time-efficient and inexpensive means of (i) measuring audience response, (ii) meeting film distributors both domestic and foreign, and (iii) formulating a public relations campaign with print, TV and other media outlets. To date, we have submitted the Film to a number of film festivals.  The Film won the People’s Choice Award for Best Feature Film at the 2008 NJ State Film Festival at Cape May and Best Director and Best Comedy Feature Honors at the Big Easy Film Festival. The film was also selected to participate at this years prestigious Hollywood Film Festival this past October.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The management of Loreto Resources Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our senior management, consisting of Luis F. Saenz, our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and interim chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2010; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.
We do not have an audit committee. While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.
We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies:

Management believes that the material weaknesses set forth the two items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside Directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside Directors, who shall be appointed to a fully functioning audit committee, would remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

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

We issued no equity securities during the quarter ended September 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

On August 6, 2010, Dylan Hundley resigned as our Vice President, Secretary and Director and Kristie Rubendunst resigned as our Director, both resignations became effective as of that date.  Neither Ms. Hundley nor Ms. Rubendunst had any disagreement with us on any matter relating to our operations, policies or practices.

ITEM 6.	EXHIBITS.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1 / 31.2	Certification of Principal Executive and Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1 / 32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2010
EASTERN RESOURCES, INC.

By:	/s/Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., Principal Executive
and Principal Financial Officer