Form 10-K
period 2010-12-31
EASTERN RESOURCES INC
filed 2011-04-15
CIK 1429373

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-149850

Eastern Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0582098
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

166 East 34th Street., Suite 18K, New York, NY	10016
(Address of principal executive offices)	(Postal Code)

Issuer’s telephone number:  (917) 687-6623

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of June 30, 2010, there were 20,629,000 shares of the registrant’s common stock, par value $0.00001, issued and outstanding.  Of these, 9,123,000 shares were held by non-affiliates of the registrant.  The aggregate market value of securities held by non-affiliates was $0 as registrant’s common stock does not presently trade.

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

It is known throughout the industry that studio financed films must recoup four to seven times their costs before they show a profit. While any investment is a risk, we believe that the potential return on a low-budget independent film is far greater than many expensive studio-produced films. My Big Fat Greek Wedding was made for $5 million and had a box-office gross of over $200 million. Swingers, the critically acclaimed independent hit was made in 1996 for $250,000 and was purchased by Miramax for $5 million. Kissing Jessica Stein was made for less than $1 million and grossed over $7 million at the box office. The 2006 Sundance Film Festival saw Little Miss Sunshine (Oscar nominee for Best Picture) purchased for a reported $10.5 million by Fox Searchlight. The 2009 romantic comedy 500 Days of Summer was made for $7.5 million and earned over $32 million in domestic box office alone. In 2007, 2008 and 2009, the Sundance Film Festival reported a number of films garnishing multi-million dollar distribution deals, and the last year’s 2010 Sundance Film Festival reported at least ten major domestic acquisitions, including The Kids Are Alright (Focus Features) for $5 million, Buried (Lionsgate) for $3.2 million, Twelve (Hanover House) for $2 million and Hesher (Newmarket) for $1 million. The recently completed 2011 Sundance Film Festival saw 38 films pick up distribution. The financial and critical success of independent films continued in 2010 with films like: Blue Valentine with a budget of $1 million and a worldwide gross of $8.92 million; The Kids Are All Right grossed over $25 million and was made for a reported $4 million; and Winter’s Bone was made for $2 million and grossed over $6 million worldwide.

These numbers and the growing number of major award nominations received by independent films, including 2010 Oscar nominations for such films as Precious, The Hurt Locker, An Education, The Last Station and A Single Man, and 2011 Oscar nominations for The Kids are all Right, Blue Valentine and Winter’s Bone, to name a few, show that quality independent films are often significantly more lucrative than the Hollywood blockbusters into which studios pour tens of millions of dollars. Since the expensive studio paradigm is proving increasingly more problematic from an economic standpoint, the demand for independent production and acquisition is on a steady rise. The solid performances of these specialized films have given studios the financial incentive to make and distribute more lower-budget movies.

Currently, worldwide box office totals exceed $29 billion. Yearly domestic totals rose steadily through the 1990’s and into the 2000’s, starting at about $4 billion in 1990 and finishing 2009 at over $10 billion. 2010 word-wide box office receipts finished at a record $30 billion. The film industry has also shown remarkable durability and proved to be essentially recession proof as evidenced by the box office returns for 1987, 1991, 2001 and 2009, when, despite a general economic downturn, box office receipts continued to grow. The New York Times recently reported how film investment has turned into a “conservative” investment during the economic downturn.

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

Independently Produced Pictures

Title (Distributor)	WW Box Office	Budget	Gross
	($ in MM)	($ in MM)	($ in MM)
Blue Valentine (Weinstein)	$8.9	$1.0	$7.9
Chasing Amy (Miramax)	$14.7	$0.3	$14.4
Crash (Lions Gate)	$80.0	$6.5	$73.5
In The Company of Men (Sony Classics)	$2.9	$0.2	$2.7
Juno (Fox Searchlight)	$227.0	$7.5	$220.0
Kids (Miramax)	$7.4	$1.5	$5.9
Memento (Newmarket Group)	$25.5	$2.0	$23.5
Monster’s Ball (Lions Gate)	$34.9	$4.0	$30.9
My Big Fat Greek Wedding (IFC)	$273.8	$5.0	$268.8
Napoleon Dynamite (Fox Searchlight)	$46.0	$0.4	$45.6
Once (Fox Searchlight)	$9.4	$0.2	$9.2
Open Water (Lions Gate)	$53.4	$0.5	$52.9
Paranormal Activity (Paramount Pictures)	$151.0	$0.02	$150.0
Pi (Artisan Entertainment)	$4.6	$0.1	$3.9
Raising Victor Vargas (Samuel Goldwyn)	$2.1	$0.8	$2.0
Real Women Have Curves (Newmarket)	$10.6	$3.0	$7.6
Saw II (Lions Gate)	$122.0	$4.0	$118.0
Sex, Lies, & Videotape (Miramax)	$24.7	$1.0	$23.7
Slingblade (Miramax)	$24.5	$1.0	$23.5
Swingers (Miramax)	$8.3	$0.3	$7.1
The Blair Witch Project (Artisan ENT.)	$155.4	$0.1	$155.4
The Full Monty (Fox Searchlight)	$243.7	$3.5	$240.2
The Kids Are All Right (Focus)	$25.1	$4.0	$21.0
The Usual Suspects (Gramercy Pics.)	$25.8	$6.0	$19.8
The Visitor (Anchor Bay)	$9.4	$0.1	$9.3
Waiting For Guffman (Sony Classics)	$2.9	$1.9	$1.0
Welcome To The Dollhouse (Sony Classics)	$4.8	$0.8	$4.0
Whale Rider (Newmarket)	$41.4	$3.5	$37.9
Winter’s Bone (Roadside)	$6.7	$2.0	$4.4
You Can Count On Me (Paramount Classics)	$9.5	$1.2	$8.3

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

Current Project Description

In April 2007, we acquired the rights to exploit the literary work known as BuzzKill, a screenplay written by Steven Kampmann and Matthew Smollon.  The film has a budget of $1.2 million.  We completed production and post-production of the film in February 2008.  This film is about a struggling writer who acquires fame in an unusual way when a notorious serial murderer, named the Karaoke Killer, steals his car and the newest draft of his script.  Along the way, he learns it doesn’t matter how you get famous, just that you are famous.

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

D. Marketing

We intend to market, promote and advertise our films at every stage of production.  To date, we have participated in the following film festivals:

New Jersey Film Festival at Cape May (Winner People’s Choice Award, Best Feature Film);

The Woods Hole Film Festival;

The Philadelphia Independent Film Festival;

The Big Easy Film Festival (Winner Best Feature Film Comedy and Best Director);

The Jersey Shore Film Festival; and

The Hollywood Film Festival.

We have recently completed a distribution deal with Indican. The deal is a DVD/TV deal that should allow for BuzzKill to be publicly available in 2011.  We have retained the theatrical rights and are currently exploring options for a small theatrical release. In conjunction with the foregoing, we entered into a license agreement for the film with a popular entertainment entity which we hope will open up a number of marketing opportunities.  The more a production has to offer in terms of promotion and advanced publicity, the more appealing it is to domestic theatrical distributors.  Set forth below is the blueprint for marketing our films, which may change or be altered at various stages of production as the producer sees fit.

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

•	The producer will finalize the selection of musical talent and secure musical rights if necessary.

Post-Production

•	Distributors will be invited into the editing room as a way to involve them in the process and generate advance interest in the film.

•	The press kit will be finalized.

•	The films will be submitted to numerous film festivals, including, but not limited to:

•	The Sundance Film Festival;

•	The American Film Market;

•	The Berlin International Film Festival;

•	The Toronto International Film Festival and Market;

•	The Telluride Film Festival;

•	The New Directors/New Film Series presented by the Film Society of Lincoln Center;

•	The Independent Feature Film Market;

•	The Taos Film Festival;

•	The Hamptons Film Festival; and

•	The Tribeca Film Festival.

An aggressive marketing plan of our product will be displayed at these venues.  Through our participation in these festivals we will attract attention to our film, use the buzz created and directly approach both foreign and domestic distributors.  We expect these efforts to enhance our recognition ultimately leading to distribution:

•	A rough cut of the film’s trailer will be assembled.

•	Theatrical distribution deals will be closely examined, particularly regarding print and advertising commitments.

•	The producer will work closely with distributors to create an advertising campaign and promotional platform for the film.

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

The other traditional route that may be explored is to distribute the films, via a sales agent, through the various available markets.  We will seek to exploit seven principal motion picture markets:  (i) theatrical release, (ii) home video/DVD, (iii) pay cable services, (iv) pay-per-view, (v) independent television, (vi) foreign markets, and (vii) other markets.

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

We secured the services of a sales representative who will assist us in guiding the Film through the festival and distribution process and, on May 13, 2010, Buzz Kill executed a trademark license agreement with Second City, Inc.  Pursuant to the Agreement, we acquired a non-exclusive right to use the “Second City” trademark in connection with the distribution of the Film, in exchange for payment of a royalty to Second City equal to 10% of the producer gross receipts, as defined in the agreement.  On May 19, 2010, Buzz Kill executed a contest agreement with Reed Business Information and uPlaya Music Intelligence Solutions, Inc. (“uPlaya”), whereby uPlaya would provide hosting services for a contest to select a song for BuzzKill, and the contest would be co-branded and co-marketed from the media outlets of Variety, the weekly entertainment-trade magazine published by Reed Business Information. The contest ran through November 30, 2010. A team of celebrity judges selected a final winner, the Silent Critics, a rock band from Arlington, Virginia. The winning song, “The Perfect Dance,” was put into the film. Both the film and the band will be profiled on Variety.com, on uPlaya.com, and be promoted through the Variety and uPlaya social networks.

F. Competition

The independent film market today is very mature, with countless production companies, films and other media productions.  We would be competing against these companies, films and other media productions.

Although the industry is intense, we believe our business model will be successful.  Our Company does not target any specific genre of films. Each project will stand on its own. Generally, we seek quality scripts that are intelligent and entertaining. In addition, we will continue to choose scripts that can be produced with a low budget and have large commercial appeal. We believe our current film, BuzzKill, meets all of these criteria and should appeal to those people who enjoy comedy/dark comedies. It remains to be seen, however, whether our films will sustain in this intense market.  BuzzKill won the People’s Choice Award for Best Feature Film at the 2008 NJ State Film Festival at Cape May and Best Comedy Feature Film and Best Director at the Big Easy.  The exposure of BuzzKill at these festivals helped open doors to new relations and, as a direct result, we are currently working to secure a distribution deal for BuzzKill.

Compliance with Government Regulation

We do not believe that government regulation will have a material impact on the way we conduct our business.

Employees

We currently have one employee - our president and treasurer, Thomas H. Hanna, Jr.  We plan to conduct our business largely through agreements with consultants and other independent third party vendors.

Patents, Trademarks, and Licenses

We do not presently own, either directly or beneficially, any patents or trademarks.  The film BuzzKill does, however, have copyright protection.

Research and Development

We have not performed any research and development since our inception.

Loans

On May 8, 2009 we received a $45,000 loan from an unaffiliated entity and in connection therewith issued an 8.25% $45,000 convertible promissory note dated May 8, 2009. Subject to prior conversion, interest and principal were originally due on the note on November 8, 2010, but the maturity date on this note has now been extended by agreement between the parties to November 8, 2012. The terms of the conversion have not been determined but will be mutually determined by us and the holder.

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

For a discussion of loans made directly to our wholly owned subsidiary, Buzz Kill, Inc., see ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation” below.

ITEM 1A. RISK FACTORS

We have a history of operating losses which may continue.

We have a history of losses and will continue to incur operating and net losses for the foreseeable future. We incurred net losses of $195,576 and $118,606 during the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, our accumulated deficit was $567,331. We have not achieved revenues since our inception.   Unless and until we commence new business operations, we may never achieve revenue or profitability.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2010 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our lack of revenues and accumulated losses raise substantial doubt as to our ability to continue as a going concern. In the absence of additional financing or significant revenues and profits, we may have to curtail or cease operations. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or those funds, if available, will be obtainable on terms satisfactory to us. In the event that our plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

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

A pre-requisite for many films success is the purchase of its distribution rights by one of a limited number of distribution companies.  Such companies purchase the distribution rights to a film, advertise and market the film, see that the film will be shown in theaters and exploit the film in other available markets and media.  Many distributors have arrangements with companies already in place, assuring that their films will be shown in theaters.  Distributors also commit resources to the advertising and marketing of films, making them more attractive to audiences and other markets.

A distributor looks at a number of factors in determining whether or not it wants to ultimately distribute a particular film:

•	personal taste;

•	perceived marketability;

•	cost of purchasing the rights to the film;

•	the film’s genre;

•	the film’s director;

•	the attached talent and its performance;

•	the story line;

•	success at festivals;

•	overall quality of the film.

Sometimes, demonstrating strength in all these areas is not enough to secure a distributor.  Although qualitative standards are sometimes applied, it is more likely that a distributor is attracted to a certain film for subjective reasons.  Although we are currently in negotiations with an independent media and production company, we cannot assure you that we will be able to secure a distributor on acceptable terms, if at all.

A distributor’s failure to promote our motion picture adequately would adversely affect our business.

Distributor’s decisions regarding the timing of release and promotional support of motion pictures are important in determining the success of these pictures.  We do not control the timing and manner in which a distributor would distribute our motion picture.  Any decision by those distributors not to promote our motion picture or to promote our competitors’ motion pictures to a greater extent than they promote ours could have a material adverse effect on our business, results of operations and financial condition.

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

The limited supply of motion picture screens compounds this product oversupply problem.  Currently, a substantial majority of the motion picture screens in the U.S. typically is committed at any one time to only 10 to 15 films distributed nationally by major studio distributors.  In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release our picture may decrease.  If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our motion picture may also decrease, which could have a material adverse effect on our business, results of operations and financial condition.

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

We plan to copyright all of our film properties and projects.  Litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.  Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results, or financial condition.

One of the risks of the film production business is the possibility that others may claim that our production and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed films, stories, characters, other entertainment or intellectual property.  Any such assertions or claims may materially adversely affect our business, financial condition, or results of operations. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our business, financial condition, or results of operations.  If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights.  We cannot provide any assurances, however, that under such circumstances a license, or any other form of settlement, would be available on acceptable terms if at all.

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

We must maintain effective disclosure and internal controls to provide reliable financial reports and detect fraud. Based on our evaluation as of December 31, 2010, we concluded that we do not maintain effective disclosure controls and procedures. Failure to implement changes to our controls that we may identify in the future as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

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

ITEM 3. LEGAL PROCEEDINGS

+In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 4. [REMOVED AND RESERVED]

Former ITEM 4. Submission of Matters to a Vote of Security Holders, has been removed and reserved in compliance with Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

“Bid” and “ask” prices for our common stock are quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) since September 2, 2008 under the symbol “ESRI.OB”.  However, our stock has never traded.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTCBB by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2010	$0.02	$0.02
September 30, 2010	0.02	0.02
June 30, 2010	0.02	0.02
March 31, 2010	0.02	0.02
December 31, 2009	$0.02	$0.02
September 30, 2009	0.02	0.02
June 30, 2009	0.02	0.02
March 31, 2009	0.15	0.02

As of March 31, 2011, we had 33 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2010, we sold no equity securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2010 and since our date of inception (March 15, 2007), we have not generated any operating revenue. We do not anticipate generating operating revenue in the near future. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

We incurred total operating expenses of $162,151 for the year ended December 31, 2010, as compared to total operating expenses of $94,577 for the year ended December 31, 2009. The increase in total operating expenses was due to an increase in general and administrative expenses.

We incurred interest expense of $34,503 for the year ended December 31, 2010, as compared to interest expense of $24,032 for the year ended December 31, 2009. The increase in interest expense was primarily due to accrued interest related to the 10% convertible promissory note issued on January 29, 2010. The Company also amortized the discount on the note for $2,008 and $0 as of December 31, 2010 and 2009, respectively.

We generated interest income in the amount of $3 for the year ended December 31, 2010, as compared to interest income of $3 for the year ended December 31, 2009.

We have generated no operating revenues and our net loss from inception through December 31, 2010 was $567,331.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2010 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operative revenues since our inception. We have depended on loans and sales of equity securities to conduct operations.  As of December 31, 2010 and 2009, we had cash of $297 and $0, current assets of $297 and $0 and current liabilities of $603,910 and $718,966, respectively.  Unless and until we achieve material revenues, we will remain dependent on financings to continue our operations.

Plan of Operation

We were formed as a Delaware corporation on March 15, 2007 for the purpose of producing full length independent feature films.  Since inception, we have been engaged in the production of our first independent, full-length feature film entitled BuzzKill.  We are currently engaged in efforts to secure appropriate distribution for this film.

On April 1, 2007, Buzz Kill, Inc., our wholly owned subsidiary, acquired all right, title and interest in and to the screenplay entitled “BuzzKill,” written by Steven Kampmann and Matt Smollon.  Pursuant to the Literary Purchase Agreement, dated April 1, 2007, each of Messrs. Kampmann and Smollon received the following compensation:  (i) $6,250, (ii) $12,731 in deferred compensation, and (iii) contingent compensation equal to 3.5% of the “net proceeds” of the film.  Messrs. Kampmann and Smollon will receive an additional $25,000 if the film’s North American (i.e., the United States and Canada) theatrical box office receipts reach $15,000,000 and an additional $25,000 thereafter for each $15,000,000 in theatrical box office receipts reached thereafter.

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

As of December 31, 2009, Buzz Kill, Inc. had issued an aggregate principal amount of $160,000 of its 10% Notes Series (the “2007 Notes”).  The 2007 Notes have an interest rate of 10%, compounded monthly.  $50,000 of the 2007 Notes were originally due on July 26, 2010 but have been extended to July 26, 2012; $10,000 of the 2007 Notes were originally due on August 1, 2010 but have been extended to August 1, 2012; and $100,000 of the 2007 Notes were originally due on October 17, 2010 and have been extended to October 17, 2012.  Upon repayment of the 2007 Notes, in addition to the outstanding principal balance and all accrued and unpaid interest, the noteholders will be entitled to receive (i) a premium equal to 20% of the original principal amount and (ii) contingent compensation equal to 12% of the “net proceeds” of the film. All amounts under the 2007 Notes remain unpaid, outstanding and subordinated to the Senior Note (defined below).  The proceeds from the 2007 Notes were used to finance the production of the film.

In July 2007, Buzz Kill, Inc. received a bridge loan of $100,000 from Mr. Hanna (the “Hana Loan”).  $60,000 of the Hanna Loan was subsequently repaid, which reduced the outstanding balance of the Hanna Loan to $40,000 as of December 31, 2010. The Hanna Loan is unsecured, interest free and repayable on demand, subject to its subordination to the Senior Note.

On September 10, 2010, Buzz Kill, Inc. issued a 10% senior note due April 15, 2012 in the principal amount of $15,000 (the “Senior Note”) to an unaffiliated third party for that party’s $15,000 loan to Buzz Kill, Inc. As a condition to this loan, all of the holders of the 2007 Notes and, in connection with the Hanna Loan, Thomas Hanna, signed a subordination agreement pursuant to which payment and performance of any and all obligations under the 2007 Notes and the Hanna Loan are subordinated to the Senior Note.

As of December 31, 2010, we also had a $45,000 loan payable to an unaffiliated third party due November 8, 2010 and represented by an 8.25% convertible promissory note dated May 9, 2009.  The maturity date on this note has been extended to November 8, 2012.

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

Milestone to Achieve in the Next Twelve Months

Our major objective in the next twelve months is to maximize marketing, public relations and advertising efforts in conjunction with Indican, our third party distribution company, to maximize any return on our first independent feature film, BuzzKill. Principal photography on the film was completed in September 2007, and post-production was completed in February 2008.

We are currently engaged in the initial marketing of this film. To date, we have submitted BuzzKill to a number of film festivals.  The film won the People’s Choice Award for Best Feature Film at the 2008 New Jersey State Film Festival at Cape May and Best Comedy Feature Film and Best Director at the Big Easy Film Festival.

Indican will market and distribute the film in exchange for a percentage of royalties.  This means that additional out-of-pocket expense for marketing and sales would be minimal.  This distributor has committed $50,000 to the marketing efforts of the film and has agreed to pick up certain deliverable costs.

On May 13, 2010, Buzz Kill executed a trademark license agreement with Second City, Inc.  Pursuant to the Agreement, we acquired a non-exclusive right to use the “Second City” trademark in connection with the distribution of the Film, in exchange for payment of a royalty to Second City equal to 10% of the producer gross receipts, as defined in the agreement.   On May 19, 2010, Buzz Kill executed a contest agreement with Reed Business Information and uPlaya Music Intelligence Solutions, Inc. (“uPlaya”), whereby uPlaya would provide hosting services for a contest to select a song for BuzzKill, and the contest would be co-branded and co-marketed from the media outlets of Variety, the weekly entertainment-trade magazine published by Reed Business Information. The contest ran through November 30, 2010. A team of celebrity judges selected a final winner, the Silent Critics, a rock band from Arlington, Virginia. The winning song, “The Perfect Dance,” was put into the film. Both the film and the band will be profiled on Variety.com, on uPlaya.com, and be promoted through the Variety and uPlaya social networks.

Our next objective for the next twelve months is to complete the conception phase and enter into the pre-production phase of a second feature film. As of the date of this report, we have not identified our second project.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission requested that all registrants discuss their “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of the company’s financial condition and results and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies are disclosed in the notes to the audited financial statements for the fiscal year ended December 31, 2010 included in this Annual Report on Form 10-K.

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

Fair Value of Financial Instruments - The carrying amount reported in the balance sheet for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate fair value because of the immediate or short term maturity of these financial instruments.

Revenue Recognition - The Company recognizes revenues from the sale or licensing arrangement of a film upon delivery of a completed film or the commencement of a licensing period. The Company had substantially completed film production at December 31, 2010 but realized no revenues as of that date.

Income Taxes - Income taxes are accounted for in accordance with the provisions of FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements and supplementary financial data are included beginning immediately following the signature page to this report.  See ITEM 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated, recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, we concluded that our disclosure controls and procedures are not effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of our senior management, consisting of Thomas Hanna, our Chief Executive and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of December 31, 2010; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

2.
We did not maintain proper segregation of duties for the preparation of our financial statements. We currently only have one officer overseeing all transactions. This has resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth certain information, as of December 31, 2010, with respect to our directors and executive officers.

Name	Positions Held	Age
Thomas H. Hanna, Jr.	President, Treasurer and Director	44

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

Employment Agreements

Our only employee is our one executive officer.  We do not presently compensate our executive officer for his services as such and do not have an employment agreement with him.  As described in greater detail in “Certain Relationships and Related Transactions and Director Independence”, however, we have compensated Mr. Hanna for services provided in connection with the film BuzzKill and may compensate him further.

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

Board of Directors

Currently, our sole director serves as our sole executive officer and, as such, is not an independent director.   We do not pay our directors for attending board meetings.  They are reimbursed, however, for their expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem as no security holders have made any such recommendations.  Our entire board performs all functions that would otherwise be performed by committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly.

Corporate Governance

Leadership Structure

Our Board has 1 member as follows: Mr. Thomas Hanna.  Ms. Dylan Hundley and Ms. Kristie Rubendunst each resigned from our Board effective August 6, 2010.

We are a small, development stage company which has yet to achieve operating revenues. Mr. Hanna also serves as our sole executive officer.  We believe that our present management structure is appropriate for a company of sour size and state of development.

Our board is actively involved in our risk oversight function and undertakes our risk oversight function. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

Given our size, we do not have a Nominating Committee or a diversity policy. Our Board monitors and assesses the need for and qualifications of additional directors.  We may adopt a diversity policy in the future in connection with our anticipated growth.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2010, 2009 and 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2010; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2010; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2010 that earned annual compensation during the fiscal year ended December 31, 2010 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Grant Date Fair Value of Stock and Stock Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Thomas H. Hanna, Jr.,	2010(1)	0	0	0	0	0	0	0	0	0
Chief Executive and	2009(1)	0	0	0	0	0	0	0	0	0
Financial Officer	2008(1)	0	0	0	0	0	0	0	0	0

(1)           Excludes payments made or payable to Mr. Hanna for his services as a producer on the film BuzzKill.  See “Certain Relationships and Related Transactions, and Director Independence.”  Mr. Hanna’s compensation under the related producer agreement dated August 1, 2007 includes (i) $25,000 paid in 2007; (ii) $25,000 presently due and payable; and (iii) $150,000 contingent compensation related to the “net proceeds” generated by the film BuzzKill.

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

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended December 31, 2010 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 31, 2011 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of March 31, 2011.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner(3)	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Thomas H. Hanna, Jr.	Common Stock, $0.00001 par value	5,755,000 shares - Direct	27.9%

All officers and directors as a group (1 person)	Common Stock, $0.00001 par value	5,755,000 shares	27.9%

Dylan Hundley	Common Stock, $0.00001 par value	5,751,000 shares - Direct	27.9%

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

(2)	There were 20,629,000 shares of our common stock issued and outstanding on March 31, 2011.

(3)	The address for each of the named beneficial owners of our common stock is c/o Eastern Resources, Inc., 4 Park Avenue, Suite 16K, New York, NY 10016.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 1, 2007, Mr. Hanna entered into a producer agreement with Buzz Kill, Inc. pursuant to which he provided preparation, general production and post-production services in connection with the film, BuzzKill.  Mr. Hanna rendered non-exclusive services commencing two weeks prior to the scheduled starting date of principal photography until the “wrapping” of the film. Mr. Hanna’s compensation under the agreement includes (a) an amount equal 5% of the actualized budget of the film, of which $25,000 was paid and the remaining $25,000 is due and payable, (b) $150,000 in deferred compensation and (c) contingent compensation in an amount equal to the remaining percentage of any “net proceeds” generated by the film after deducting all third party profit participations. As of the date of this Annual Report, after deducting existing third party profit participations, Mr. Hanna’s contingent compensation would be approximately 14.25% of the “net proceeds” generated by the film. This percentage may be reduced as we grant profit participation to other third parties in connection with securing additional financing or distribution arrangement for the film.

In June 2007, Mr. Hanna in an oral agreement made an interest free bridge loan to Buzz Kill, Inc. in the amount of $100,000.  As of December 31, 2010, the balance on the loan was $40,000.  The loan is payable on demand.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2010 and 2009 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2010	Fiscal year ended December 31, 2009

Audit fees (1)	$24,000	$24,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$24,000	$24,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and for the period from Inception (March 15, 2007) to December 31, 2010	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from Inception (March 15, 2007) to December 31, 2010	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period from Inception (March 15, 2007) to December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7 – F-16

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description
3.1	3.1	Articles of Incorporation of Registrant(1)

3.2	3.2	By-Laws of Registrant(1)

10.1	10.1	Literary Purchase Agreement, dated April 1, 2007, among Buzz Kill, Inc. and Seasmoke, Inc. f/s/o Steven Kampmann and Matt Smollon(1)

10.2	10.2	Director Agreement, dated April 13, 2007, between Buzz Kill, Inc. and Seasmoke, Inc.(1)

10.3	10.3	Memorandum of Agreement, dated April 17, 2007, between Dylan Hundley and Buzz Kill, Inc.(1)

10.4	10.4	Investment Agreement, dated May 1, 2007, between Buzz Kill, Inc. and Eastern Resources, Inc.(1)

10.5	10.5	Producer Agreement, dated August 1, 2007, between Buzz Kill, Inc. and Thomas Hanna(1)

10.6	10.9	Form of 10% Note Series issued by Buzz Kill, Inc.(1)

10.7	10.7	January 29, 2010, 10% $70,000 Convertible Promissory Note of Registrant issued to Paramount Strategy Corp.(2)

10.8	*	Form of 10% Senior Note due April 15, 2012 issued by Buzz Kill, Inc.

10.9	*	Form of Subordination Agreement relating to the Buzz Kill, Inc. 10% Senior Note

14.1	14.1	Code of Ethics(3)

Exhibit No.	SEC Report Reference No.	Description
21	*	List of Subsidiaries

31.1 / 31.2	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

(1)
Filed with the Securities and Exchange Commission on March 4, 2008 as an Exhibit, numbered as indicated above, to Registrant’s Registration Statement on Form S-1 (Registration No. 333-149850), which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on March 23, 2010 as an Exhibit, numbered as indicated above, to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on March 31, 2009 as an Exhibit, numbered as indicated above, to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which exhibit is incorporated herein by reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN RESOURCES, INC.

Dated: April 14, 2011	By:	/s/ Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., President and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April, 2011.

/s/ Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., President, Principal Executive Officer, Principal Financial and Accounting Officer and Director

PART IV – FINANCIAL INFORMATION

ITEM 15. FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and for the period from Inception (March 15, 2007) to December 31, 2010	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from Inception (March 15, 2007) to December 31, 2010	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period from Inception (March 15, 2007) to December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7 – F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Eastern Resources, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Eastern Resources, Inc. and Subsidiary as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2010 and December 31, 2009 and from the period from Inception (March 15, 2007) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Eastern Resources, Inc. and Subsidiary as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years ended December 31, 2010, 2009, and for the period from Inception (March 15, 2007) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss since inception and has negative working capital as of December 31, 2010. As a result, the current operations are not an adequate source of cash to fund future operations. This issue among others raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
New York, New York
April 14, 2011

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	$297	$-
TOTAL CURRENT ASSETS	297	-

Prepaid expenses	5,085	-
Capitalized film costs	1,276,110	1,271,611

TOTAL ASSETS	$1,281,492	$1,271,611

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$133,079	$46,050
Loan payable-stockholder	40,000	40,000
8.25% Convertible debenture	-	47,395
10% Convertible debenture, net of discount of $1,294 and $0, respectively	75,150	-
Compensation payable	355,462	355,462
Derivative liability	219	-
Notes payable—current	-	230,059
TOTAL CURRENT LIABILITIES	603,910	718,966

LONG-TERM LIABILITIES
Notes payable—non-current	269,406	-
8.25% Convertible debenture	51,107	-
TOTAL LIABILITIES	924,423	718,966

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value,
300,000,000 shares authorized; 20,629,000 issued and
outstanding at December 31, 2010 and 2009	20,629	20,629
Additional paid-in capital	903,771	903,771
Deficit accumulated in the development stage	(567,331)	(371,755)
TOTAL STOCKHOLDERS' EQUITY	357,069	552,645

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,281,492	$1,271,611

See notes to the consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	March 15, 2007 (Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

Revenues	$-	$-	$-

Operating expenses:
General and administrative	162,151	94,577	513,900
Total operating expenses	162,151	94,577	513,900

Net loss before other income (expense)	(162,151)	(94,577)	(513,900)

Other income (expense):
Interest income	3	3	4,029
Interest expense	(34,503)	(24,032)	(58,535)
Amortization of discount	(2,008)	-	(2,008)
Gain on fair value of derivative liability	3,083	-	3,083

Net loss	$(195,576)	$(118,606)	$(567,331)

Basic and diluted earnings per share	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding -
basic and diluted	20,629,000	20,629,000

See notes to the consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Stock Subscription Receivable	Total Stockholders' Equity
Balance, March 15, 2007 (Inception)	-	$-	$-	$-	$-	$-
Stock issued to founders at par	11,500,000	11,500	-	-	(11,500)	-
Stock issued for cash at $0.10 per share	8,529,000	8,529	844,371	-	-	852,900
Net loss	-	-	-	(153,871)	-	(153,871)
Balance, December 31, 2007	20,029,000	20,029	844,371	(153,871)	(11,500)	699,029
Stock issued for cash at $0.10 per share	600,000	600	59,400	-	-	60,000
Write-off of subscriptions receivable	-	-	-	-	11,500	11,500
Net loss	-	-	-	(99,278)	-	(99,278)
Balance, December 31, 2008	20,629,000	20,629	903,771	(253,149)	-	671,251
Net loss	-	-	-	(118,606)	-	(118,606)
Balance, December 31, 2009	20,629,000	20,629	903,771	(371,755)	-	552,645
Net loss	-	-	-	(195,576)	-	(195,576)
Balance, December 31, 2010	20,269,000	$20,629	$903,771	$(567,331)	$-	$357,069

See notes to the consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			March 15, 2007
	Year Ended	Year Ended	(Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(195,576)	$(118,606)	$(567,331)
Adjustments to reconcile net loss to
net cash used in operating activities:
Gain on fair value of derivative liability	(3,083)	-	(3,083)
Amortization of discount on convertible debenture	2,008	-	2,008
Increase in film costs	(4,499)	-	(1,280,719)
Increase in capitalized interest	-	-	33,694
Increase in prepaid expenses	(5,085)	-	(5,085)
Increase in accounts payable and accrued
expenses	87,029	34,518	133,079
Officer stock compensation	-	-	11,500
Increase compensation payable	-	-	355,462
NET CASH USED IN OPERATING ACTIVITIES	(119,206)	(84,088)	(1,320,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	15,000	-	175,000
Proceeds from loan payable-shareholder	-	-	40,000
Increase in notes payable accrued interest	24,347	21,637	65,321
Proceeds from convertible debenture	70,000	45,000	115,000
Increase in convertible debenture accrued interest	10,156	2,395	12,551
Proceeds from issuance of common stock	-	-	912,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	119,503	69,032	1,320,772

INCREASE (DECREASE) IN CASH	297	(15,056)	297
CASH-BEGINNING OF PERIOD	-	15,056	-
CASH-END OF PERIOD	$297	$-	$297

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

See notes to the consolidated financial statements.

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

Note 1 - Organization, Nature of Operations and Basis of Presentation

Eastern Resources, Inc. (the “Company”) was incorporated in the State of Delaware on March 15, 2007. On that date the Company acquired Buzz Kill, Inc. (“Buzz Kill”), for 11,500,000 common shares. The Company, through Buzz Kill, completed production of a feature length major motion picture entitled “BuzzKill,” and plans to market it to distributors in the United States and abroad. The Company plans to produce a wide range of independent films outside the traditional studio system. The Company intends to distribute films for theatrical release, and exploit methods of delivery worldwide. The Company intends to execute its business plan through the acquisition of unique films from a broad spectrum of independent writers, directors, and producers. Each project will become an independent production company, created as a subsidiary of the Company. The Company plans to fund the projects and maintain ownership of the films with the intent of building a film library with the rights to DVD, book, and other reproductive media for sale to the public.

On May 13, 2010, Buzz Kill executed a trademark license agreement with Second City, Inc. (“Second City”). Pursuant to the Agreement, the Company acquired a non-exclusive right to use the “Second City” trademark in connection with the distribution of the film, in exchange for payment of a royalty to Second City equal to 10% of the producer gross receipts, as defined in the agreement. On May 19, 2010, Buzz Kill executed a contest agreement with Reed Business Information and uPlaya Music Intelligence Solutions, Inc. (“uPlaya”), whereby uPlaya would provide hosting services for a contest to select a song for BuzzKill, and the contest would be co-branded and co-marketed from the media outlets of Variety, the weekly entertainment-trade magazine published by Reed Business Information. The contest ran through November 30, 2010. A team of celebrity judges selected a final winner, the Silent Critics, a rock band from Arlington, Virginia. The winning song, "The Perfect Dance," was put into the film. Both the film and the band will be profiled on Variety.com, on uPlaya.com, and be promoted through the Variety and uPlaya social networks.

In September 2010, the Company signed a domestic DVD and television distribution agreement with Indican Pictures, a Los Angeles-based distribution company. The Company will be working in conjunction with the distributor to provide and assist in marketing efforts on behalf of the film, leading up to and continuing through its release. Indican will market and distribute the film in exchange for a percentage of royalties. As such, additional out-of-pocket expenses for marketing and sales would be minimal. The distributor has committed $50,000 to the marketing efforts of the film and has agreed to pay for certain deliverable costs. The Company expects the title to be available for public consumption during the summer of 2011.

The Company intends to raise additional capital through the issuance of debt and/or equity securities to provide financing for marketing and distribution activities.

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements of the Company include those of the Company and its wholly owned subsidiary, Buzz Kill, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications – Certain amounts in prior periods have been reclassified to conform to current period presentation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid short-term investments with a remaining maturity of three months or less when purchased, to be cash equivalents. These investments are carried at cost, which approximates fair value.

Capitalized Film Costs – Film costs include all direct negative costs incurred in the physical production of the film, as well as allocated production overhead. Such costs include story costs and scenario; compensation of cast, directors, producers, and extras; set construction and operations; wardrobe and accessories; sound synchronization; location expenses and post production costs, including music, special effects, and editing. Film costs are amortized based on the ratio of current period gross revenues to estimated remaining ultimate revenues from all sources on an individual production basis. Estimated ultimate revenues are revised periodically and the carrying values of the films are evaluated for impairment. Losses, if any, are provided in full.

As of December 31, 2010 and December 31, 2009, the Company is not yet able to reasonably estimate projected revenues; therefore, the Company has not recorded any amortization expense to-date.

Fair Value of Financial Instruments – The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Income Taxes – Income taxes are accounted for in accordance with the provisions of FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

 Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

Revenue Recognition – The Company recognizes revenues from the sale or licensing arrangement of a film upon delivery of a completed film or the commencement of a licensing period. The Company had substantially completed film production at December 31, 2010, but realized no revenues as of that date.

Advertising Costs – Advertising costs are expensed as incurred. Expenditures for the twelve months ended December 31, 2010 and December 31, 2009 were insignificant.

Net Income (Loss) Per Common Share – Net income (loss) per common share is computed using the weighted average number of shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

Subsequent Events – Management evaluated subsequent events to determine if events or transactions occurring through the date at which the financial statements were available to be issued required disclosure. Management determined that no such events have occurred that would require adjustment to or disclosure in the financial statements.

New Accounting Pronouncements –

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” as an update to ASC Topic 820, “Fair Value Measurements and Disclosures”. This ASU requires new disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial statements.

Effective January 29, 2010, the Company adopted FASB ASC Topic 815 – 40, “Derivatives and Hedging - Contracts in Entity’s Own Stock.” The adoption of this Topic can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). The Company adopted ASC Topic 815 – 40 as a result of the Company issuing a convertible note on January 29, 2010. As such, the embedded feature convertible option on the January 29, 2010 convertible note is classified as liabilities as of January 29, 2010 as this is an exercise price reset feature and is not deemed to be indexed to the Company’s own stock. See Note 6 for further discussion.

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

Note 4 - Notes Payable

In 2007, Buzz Kill issued 10% Subordinated Debenture Notes (the “2007 Notes”) aggregating $160,000 payable to four persons. The 2007 Notes included accrued interest compounded monthly, and become due and payable on varying dates in the year 2010. The 2007 Notes are subordinated to monies payable to trade payables, to the Hanna Loan (defined below) payable to Mr. Hanna, an officer and major stockholder, and to the Senior Note (defined below). The Company agreed to pay the 2007 Notes holders an additional premium of 20% of the original principal $32,000, upon the future repayment of the 2007 Notes and accrued interest thereon, which has been recorded at present value of $24,324. Such amount was calculated using 10% per annum compounded monthly. The 2007 Notes holders’ rights to receive the premium survive any redemption of the 2007 Notes. In addition to the repayments of principal, accrued interest and premium, the 2007 Notes holders will be entitled to a 12% participation in the film’s net proceeds as defined in the agreements.

On July 26, 2010, one of the 2007 Notes with a principal amount of $50,000, bearing 10% interest, matured. The Company obtained an extension of the maturity date, amending the maturity date from July 26, 2010 to July 26, 2012.

On August 1, 2010, one of the 2007 Notes with a principal amount of $5,000, bearing 10% interest, matured. The Company obtained an extension of the maturity date, amending the maturity date from August 1, 2010 to August 1, 2012.

On August 1, 2010, another of the 2007 Notes with a principal amount of $5,000, bearing 10% interest, matured. The Company obtained an extension of the maturity date, amending the maturity date from August 1, 2010 to August 1, 2012.

One of the 2007 Notes in the principal amount of $100,000, bearing 10% interest, was set to mature on October 17, 2010, and the holder agreed on September 10, 2010 to extend the maturity date to October 17, 2012.

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

On September 10, 2010, Buzz Kill issued a 10% senior note due on April 15, 2012 in the principal amount of $15,000 (the “Senior Note”) to an unaffiliated third party for that party’s $15,000 loan to Buzz Kill. As a condition to this loan, all of the holders of the 2007 Notes and, in connection with the Hanna Loan, Thomas Hanna, signed a subordination agreement, pursuant to which payment and performance of any and all obligations under the 2007 Notes and the Hanna Loan are subordinated to the Senior Note. The related cash proceeds were received on October 15, 2010.

At December 31, 2010 and December 31, 2009, the Company recorded related accrued interest of $24,347 and $21,637, respectively. The total accrued interest from the date of the agreement in 2007 amounts to $65,321 as of December 31, 2010.

Note 5 - Loan Payable-Stockholder

In July 2007, the Company received a bridge loan of $100,000 from Mr. Hanna (the “Hanna Loan”). Subsequent repayments of $60,000 have reduced the Hanna Loan to an outstanding amount of $40,000 as of December 31, 2010. The Hanna Loan is unsecured, interest free, and repayable on demand. As a result of the issuance of the Senior Note, the Hanna Loan is now subordinated to the Senior Note.

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

The Promissory Note bears interest at the rate of 8.25% per annum and was payable at maturity, November 8, 2010, together with any accrued and unpaid interest. The Company extended the maturity date on this Promissory Note to November 8, 2012.

In the event of default due to non-payment of principal and interest at maturity date, the Holder would have the right to all legal remedies available for it to pursue collection, and the Company shall bear all reasonable costs of collection, including but not limited to attorney’s fees.

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

At December 31, 2010 and December 31, 2009, the Company recorded accrued interest of $3,712 and $2,395, respectively, related to the convertible debenture. The total accrued interest from the date of the agreement amounts to $6,107 as of December 31, 2010.

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

The Paramount Promissory Note contains ratchet provisions which adjust the exercise price of the embedded feature conversion option if the Company issues common stock at a price lower than the fixed conversion prices in the 10% Paramount Promissory Note. As a result, the Company assessed the terms of the 10% Paramount Promissory Note in accordance with ASC Topic 815 – 40, “Derivatives and Hedging - Contracts in Entity’s Own Stock,” and determined that the underlying embedded feature conversion option is not indexed to the Company’s common stock and is therefore a derivative which should be valued at fair value at the date of issuance and at each subsequent interim period.

As of January 29, 2010 (date of note issuance), the fair value of the derivatives was $3,302. As a result, a discount of $3,302 on the Paramount Promissory Note and a derivative liability of $3,302 were recorded on January 29, 2010. The revaluation of the derivatives as of December 31, 2010 resulted in a value of derivative liability of $219. The change in fair value during the period from January 29, 2010 to December 31, 2010 resulted in a recorded gain on fair value of derivative liability of $3,083 in the accompanying consolidated statement of operations. For the twelve months ended December 31, 2010, the Company also amortized the discount on the note for $2,008.

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

The fair value of the derivative was determined using the Black-Scholes option pricing model with the following assumptions:

	January 29, 2010	December 31, 2010
Common stock issuable upon conversion	700,000	700,000
Estimated market value of common stock on measurement date	$0.02	$0.02
Exercise price	$0.10	$0.10
Risk free interest rate (1)	0.82%	0.82%
Term in years	1.49 years	0.57 years
Expected volatility	129%	108%
Expected dividends (2)	0%	0%

(1)	The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the note.

(2)	Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

Note 7 - Fair Value Measurements

As defined in FASB ASC Topic 820 – 10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

As required by FASB ASC Topic 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model (see Note 6).

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010:

	Fair Value Measurements at December 31, 2010
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability	$-	$-	$219	$219
Total	$-	$-	$219	$219

Note 8 - Compensation Payable

Compensation payable of $355,462 as of December 31, 2010 and 2009 is derived from various agreements entered into by the Company in April and August of 2007. The amounts payable by the Company have not changed from the prior year and will not change until such time that the Company begins to generate revenues from the film, BuzzKill.

Below is a summary of the agreements:

(a)
On April 17, 2007, Ms. Hundley entered into a memorandum agreement with the Company pursuant to which Ms. Hundley agreed to introduce Buzz Kill to third parties who may be interested in lending or investing or in any other way financing all or a portion of the development and/or production of our film, BuzzKill. Under the agreement, Ms. Hundley is entitled to the following payments (i) $40,000 in finder’s fees, of which $20,000 is deferred, (ii) $50,000 in deferred compensation for her producer services, and (iii) contingent compensation in an amount equal to 5% of the “net proceeds” of the film.

(b)
On August 1, 2007, Mr. Hanna entered into a producer agreement with Buzz Kill, Inc. pursuant to which Mr. Hanna will provide preparation, production, and post-production services in connection with the film, BuzzKill. Mr. Hanna’s compensation under the agreement included (a) $50,000, of which $25,000 remained unpaid at December 31, 2008, (b) a deferral in the amount of $150,000, and (c) the remaining “net proceeds” generated by the film after deducting “off-the-top” of all third party profit participations.

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

(c)
On April 1, 2007, the Company agreed to purchase all rights, title, and interests in the screenplay (“BuzzKill”). The initial consideration was $12,500 and a deferral of $25,462. The Company is contingently obligated for 7% of the net proceeds. If the picture is released as a theatrical motion picture and the box office receipts from exhibition in “North America” reach or exceed $15,000,000, the Company will pay the seller $25,000 and an additional $25,000 for each additional $15,000,000 in receipts thereafter.

(d)
On April 13, 2007, the Company engaged the services of a director for the screenplay “BuzzKill.” Agreed upon compensation amounted to $105,000, of which $20,000 was paid, $35,000 was due at December 31, 2008, and $50,000 was deferred. Additional compensation is payable at 5% of the net proceeds. If the picture is released as a theatrical motion picture and box office receipts reach or exceed $15,000,000, the Company will pay the director $25,000 and an additional $25,000 for each $15,000,000 in receipts thereafter.

At December 31, 2010, unpaid compensation as reflected above is included in the balance sheet as compensation payable and is as follows:

(a)	Ms. Hundley	$70,000
(b)	Mr. Hanna, President	175,000
(c)	Story and author’s rights	25,462
(d)	Director	85,000
	Total	$355,462

Note 9 - Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. This standard additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

For the year end December 31, 2010 and 2009, the benefit for income taxes differs from the amounts computed by applying the statutory federal income tax rate to the loss before provision for income taxes; the reconciliation is as follows:

	2010	2009
Benefit computed at statutory rate	$77,830	$47,442
Income tax benefit not utilized	(77,830)	(47,442)
Net income tax benefit	$-	$-

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

The Company had a net operating loss carry-forward for tax purposes of approximately $364,447 and $559,023 at December 31, 2009 and 2010 which expires in the year 2029 and 2030.  Listed below are the tax effects of the items related to the Company’s net tax asset:

	2010	2009
Tax benefit of net operating loss carry-forward	$211,372	$133,542
Valuation allowance	(211,372)	(133,542)
Net deferred tax asset recorded	$-	$-

Note 10 - Issuance of Common and Preferred Stock

Authorized capital stock consists of 300,000,000 shares of common stock with a par value of $0.001 per share and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. In December 2007, the Company completed a private placement offering of 8,529,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $852,900. In June 2008, the Company sold an additional 600,000 shares of its common stock to an institutional investor at a price of $0.10 per share for gross proceeds of $60,000.

As of December 31, 2010, there were 20,629,000 shares of common stock issued and outstanding. No preferred stock shares have been issued.

Note 11 - Commitments and Contingencies

On May 13, 2010, the Company entered into a trademark license agreement with Second City, Inc., in which the Company acquired a non-exclusive right to use the “Second City” trademark in connection with the distribution of the film, in exchange for payment of a royalty to Second City equal to 10% of the producer gross receipts, as defined in the agreement.

On May 19, 2010, the Company executed a contest agreement with Reed Business Information and uPlaya Music Intelligence Solutions, Inc., whereby uPlaya would provide hosting services for a contest to select a song for BuzzKill, and the contest would be co-branded and co-marketed from the media outlets of Variety, the weekly entertainment-trade magazine published by Reed Business Information. As per the agreement, the Company paid $3,500 in 2010 to compensate uPlaya for incremental design, technical and administrative set-up costs. The Company agreed to compensate the Grand Prize Winner $1,000. The contest ran through November 30, 2010. The team of celebrity judges selected a final winner, the Silent Critics, a rock band from Arlington, Virginia. The winning song, "The Perfect Dance," was put into the film. Both the film and the band will be profiled on Variety.com, on uPlaya.com, and be promoted through the Variety and uPlaya social networks. As of December 31, 2010, the $1,000 prize amount had been accrued for on the Company’s balance sheet.

In September 2010, the Company signed a domestic DVD and television distribution agreement with Indican Pictures, a Los Angeles-based distribution company. The Company will be working in conjunction with the distributor to provide and assist in marketing efforts on behalf of the film, leading up to and continuing through its release. Indican will market and distribute the film in exchange for a percentage of royalties. As such, additional out-of-pocket expenses for marketing and sales would be minimal. The distributor has committed $50,000 to the marketing efforts of the film and has agreed to pay for certain deliverable costs. The Company expects the title to be available for public consumption during the summer of 2011.