Form 10-Q
period 2011-03-31
EASTERN RESOURCES INC
filed 2011-05-16
CIK 1429373

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 20,629,000 shares of the issuer’s common stock outstanding as of May 16, 2011.

EASTERN RESOURCES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of March 31, 2011 (Unaudited)and December 31, 2010 (Audited)	4

Consolidated Statements of Operations for the three month periods ended March 31, 2011 (Unaudited) and March 31, 2010 (Unaudited) and the period from March 15, 2007 (Inception) to March 31, 2011 (Unaudited)	5

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2011 (Unaudited) and March 31, 2010 (Unaudited) and for the period from March 15, 2007 (Inception) to March 31, 2011 (Unaudited)	6

Notes to the Unaudited Consolidated Financial Statements	7

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$297	$297
TOTAL CURRENT ASSETS	297	297

Prepaid expenses	4,624	5,085
Capitalized film costs	1,276,110	1,276,110
TOTAL ASSETS	$1,281,031	$1,281,492

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$158,063	$133,079
Loan payable-stockholder	40,000	40,000
10% Convertible debenture, net of discount of $746 and $1,294 as of March 31, 2011 and December 31, 2010, respectively	77,424	75,150
Compensation payable	355,462	355,462
Derivative liability	16	219
TOTAL CURRENT LIABILITIES	630,965	603,910

LONG-TERM LIABILITIES
Notes payable - non-current	276,146	269,406
8.25% Convertible debenture	52,035	51,107
TOTAL LIABILITIES	959,146	924,423

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 20,629,000 issued and outstanding at March 31, 2011 and December 31, 2010	20,629	20,629
Additional paid-in capital	903,771	903,771
Deficit accumulated in the development stage	(602,515)	(567,331)
TOTAL STOCKHOLDERS' EQUITY	321,885	357,069

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,281,031	$1,281,492

See notes to the unaudited consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		March 15, 2007 (Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

Revenues	$-	$-	$-

Operating expenses:
General and administrative	25,446	48,919	539,346
Total operating expenses	25,446	48,919	539,346

Net loss before other income (expense)	(25,446)	(48,919)	(539,346)

Other income (expense):
Interest income	-	3	4,029
Interest expense	(9,393)	(2,457)	(67,928)
Amortization of discount	(548)	-	(2,556)
Gain on fair value of derivative liability	203	493	3,286

Net loss	$(35,184)	$(50,880)	$(602,515)

Basic earnings per share	$(0.00)	$(0.00)	$

Weighted average number of common shares outstanding - basic and diluted	20,629,000	20,629,000

See notes to the unaudited consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended	Three Months Ended	March 15, 2007 (Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,184)	$(50,880)	$(602,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on fair value of derivative liability	(203)	(493)	(3,286)
Amortization of discount on convertible debenture	548	359	2,556
Increase in film costs	-	-	(1,280,719)
Increase in capitalized interest	-	-	33,694
Increase in prepaid expenses	461	-	(4,624)
Increase in accounts payable and accrued llnsesleeexdaccrexpenses expenses	24,984	(22,993)	158,063
Officer stock compensation	-	-	11,500
Increase in compensation payable	-	-	355,462
NET CASH USED IN OPERATING ACTIVITIES	(9,394)	(74,007)	(1,329,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	-	175,000
Proceeds from loan payable-shareholder	-	-	40,000
Increase in notes payable accrued interest	6,740	5,751	72,061
Proceeds from convertible debenture	-	70,000	115,000
Increase in convertible debenture accrued interest	2,654	2,098	15,205
Proceeds from issuance of common stock	-	-	912,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,394	77,849	1,330,166

INCREASE IN CASH	-	3,842	297
CASH-BEGINNING OF PERIOD	297	-	-
CASH-END OF PERIOD	$297	$3,842	$297

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

See notes to the unaudited consolidated financial statements.

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

Note 1 - Organization, Nature of Operations and Basis of Presentation

Eastern Resources, Inc. (the “Company”) was incorporated in the State of Delaware on March 15, 2007. On that date the Company acquired Buzz Kill, Inc. (“Buzz Kill”) for 11,500,000 common shares. The Company, through Buzz Kill, completed production of a feature length major motion picture entitled “BuzzKill,” and plans to market it to distributors in the United States and abroad. The Company plans to produce a wide range of independent films outside the traditional studio system. The Company intends to distribute films for theatrical release, and exploit methods of delivery worldwide. The Company intends to execute its business plan through the acquisition of unique films from a broad spectrum of independent writers, directors, and producers. Each project will become an independent production company, created as a subsidiary of the Company. The Company plans to fund the projects and maintain ownership of the films with the intent of building a film library with the rights to DVD, book, and other reproductive media for sale to the public.

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2011. The accompanying financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2010, which was filed on April 15, 2011.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements of the Company include those of the Company and its wholly owned subsidiary, Buzz Kill, Inc. All significant inter-company accounts and transactions have been eliminated upon consolidation.

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

Capitalized Film Costs – Film costs include all direct negative costs incurred in the physical production of the film, as well as allocated production overhead. Such costs include story costs and scenario; compensation of casts, directors, producers, and extras; set construction and operation; wardrobes and accessories; sound synchronization; location expenses and post production costs, including music, special effects, and editing. Film costs are amortized based on the ratio of current period gross revenues to estimated remaining ultimate revenues from all sources on an individual production basis. Estimated ultimate revenues are revised periodically and the carrying values of the films are evaluated for impairment. Losses, if any, are provided in full.

As of March 31, 2011 and December 31, 2010, the Company is not yet able to reasonably estimate projected revenues; therefore, the Company has not recorded any amortization expense to date.

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

Revenue Recognition – The Company recognizes revenues from the sale or licensing arrangement of a film upon delivery of a completed film or the commencement of a licensing period. The Company had substantially completed film production at March 31, 2011, but realized no revenues as of that date.

Advertising Costs – Advertising costs are expensed as incurred. Expenditures for the three months ended March 31, 2011 and March 31, 2010 were insignificant.

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

New Accounting Pronouncements – In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” as an update to ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU requires new disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of this accounting standard update did not have a material impact on the Company’s consolidated financial statements.

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

Note 4 - Notes Payable

In 2007, Buzz Kill issued 10% Subordinated Debenture Notes (the “2007 Notes”) aggregating $160,000 payable to four persons. The 2007 Notes included accrued interest compounded monthly, and become due and payable on varying dates in the year 2012. The 2007 Notes are subordinated to monies payable, to trade payables, to the Hanna Loan (defined below) payable to Mr. Hanna, an officer and major stockholder, and to the Senior Note (defined below). The Company agreed to pay the 2007 Notes holders an additional premium of $32,000, which is 20% of the original principal of $160,000, upon the future repayment of the 2007 Notes and accrued interest thereon, which has been recorded at present value of $24,324. Such amount was calculated using 10% per annum compounded monthly. The 2007 Notes holders’ rights to receive the premium survive any redemption of the 2007 Notes. In addition to the repayments of principal, accrued interest and premium, the 2007 Notes holders will be entitled to a 12% participation in the film’s net proceeds as defined in the agreements.

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

At March 31, 2011 and December 31, 2010, the Company recorded related accrued interest of $6,740 and $24,347, respectively. The total accrued interest from the date of the agreement in 2007 amounts to $72,061 as of March 31, 2011.

Note 5 - Loan Payable-Stockholder

In July 2007, the Company received a bridge loan of $100,000 from Mr. Hanna (the “Hanna Loan”). Subsequent repayments of $60,000 have reduced the Hanna Loan to an outstanding amount of $40,000 as of March 31, 2011. The Hanna Loan is unsecured, interest free, and repayable on demand. As a result of the issuance of the Senior Note, the Hanna Loan is now subordinated to the Senior Note.

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

The Promissory Note bears interest at the rate of 8.25% per annum and was payable at maturity on November 8, 2010, together with any accrued and unpaid interest. The Company extended the maturity date on this Promissory Note to November 8, 2012.

At March 31, 2011 and December 31, 2010, the Company recorded accrued interest of $928 and $3,712, respectively, related to the convertible debenture. The total accrued interest from the date of the agreement amounts to $7,035 as of March 31, 2011.

10% Convertible Debenture

On January 29, 2010, the Company issued to Paramount Strategy Corp. (“Paramount”) a convertible promissory note (“Paramount Promissory Note”) amounting to $70,000.

At any time, subject to a written notice of conversion, Paramount may convert any portion of the outstanding and unpaid principal and interest balance due on the Paramount Promissory Note into the Company’s common shares at a conversion price (the “Fixed Conversion Price”) of $0.10 per share. So long as the Paramount Promissory Note is outstanding, if the Company issues shares of its common stock at a price below the Fixed Conversion Price, the Fixed Conversion Price shall be reduced to such other lower price. The Fixed Conversion Price and number of shares to be issued upon conversion shall also be subject to adjustments from time to time upon the happening of certain other events, particularly, merger or sale of assets, reclassification, or change in common stock, and stock splits, combinations or dividends. The Paramount Promissory Note bears interest at the rate of 10% per annum and is payable at its maturity on July 28, 2011, unless its term is mutually extended by both parties.

The Paramount Promissory Note contains ratchet provisions that adjust the exercise price of the embedded feature conversion option if the Company issues common stock at a price lower than the fixed conversion prices in the 10% Paramount Promissory Note. As a result, the Company assessed the terms of the 10% Paramount Promissory Note in accordance with ASC Topic 815 – 40, “Derivatives and Hedging - Contracts in Entity’s Own Stock,” and determined that the underlying embedded feature conversion option is not indexed to the Company’s common stock and is therefore a derivative which should be valued at fair value at the date of issuance and at each subsequent interim period.

As of January 29, 2010 (date of note issuance), the fair value of the derivatives was $3,302. As a result, a discount of $3,302 on the Paramount Promissory Note and a derivative liability of $3,302 were recorded on January 29, 2010. As of December 31, 2010, the fair value of the derivatives was $219. The revaluation of the derivatives as of March 31, 2011 resulted in a value of derivative liability of $16; the change in fair value during the period from December 31, 2010 to March 31, 2011 resulted in a recorded gain on fair value of derivative liability of $203 in the accompanying consolidated statement of operations. For the three months ended March 31, 2011, the Company also amortized the discount on the note for $548, with the unamortized discount on the Paramount Promissory Note at $746.

The fair value of the derivative was determined using the Black-Scholes option pricing model with the following assumptions:

	January 29, 2010	March 31, 2011
Common stock issuable upon conversion	700,000	700,000
Estimated market value of common stock on measurement date	$0.02	$0.02
Exercise price	$0.10	$0.10
Risk free interest rate (1)	0.82%	0.82%
Term in years	1.49 years	0.33 years
Expected volatility	129%	102%
Expected dividends (2)	0%	0%

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011:

	Fair Value Measurements at March 31, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability	$-	$-	$16	$16
Total	$-	$-	$16	$16

Note 8 - Compensation Payable

Compensation payable of $355,462 as of March 31, 2011 and December 31, 2010 is derived from various agreements entered into by the Company in April and August of 2007. The amounts payable by the Company have not changed from the prior year and will not change until such time that the Company begins to generate revenues from the film, BuzzKill.

Below is a summary of the agreements:

(a)
On April 17, 2007, Ms. Hundley entered into a memorandum agreement with the Company pursuant to which Ms. Hundley agreed to introduce Buzz Kill. to third parties who may be interested in lending or investing or in any other way financing all or a portion of the development and/or production of our film, BuzzKill. Under the agreement, Ms. Hundley is entitled to the following payments: (i) $40,000 in finder’s fees, of which $20,000 is deferred, (ii) $50,000 in deferred compensation for her producer services, and (iii) contingent compensation in an amount equal to 5% of the “net proceeds” of the film.

(b)
On August 1, 2007, Mr. Hanna entered into a producer agreement with Buzz Kill pursuant to which Mr. Hanna will provide preparation, production, and post-production services in connection with the film, BuzzKill. Mr. Hanna’s compensation under the agreement included (a) $50,000, of which $25,000 remained unpaid at March 31, 2011, (b) a deferral in the amount of $150,000, and (c) the remaining “net proceeds” generated by the film after deducting “off-the-top” of all third party profit participations.

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

At March 31, 2011, unpaid compensation as reflected above is included in the balance sheet as compensation payable and is as follows:

(a)	Ms. Hundley	$70,000
(b)	Mr. Hanna, President	175,000
(c)	Story and author’s rights	25,462
(d)	Director	85,000
	Total	$355,462

Note 9 - Issuance of Common and Preferred Stock

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

As of March 31, 2011, there were 20,629,000 shares of common stock issued and outstanding. No preferred stock shares have been issued.

Note 10 - Commitments and Contingencies

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

In September 2010, the Company signed a domestic DVD and television distribution agreement with Indican Pictures, a Los Angeles-based distribution company. The Company will be working in conjunction with the distributor to provide and assist in marketing efforts on behalf of the film, leading up to and continuing through its release. Indican will market and distribute the film in exchange for a percentage of royalties. As such, additional out-of-pocket expenses for marketing and sales would be minimal. The distributor has committed $50,000 to the marketing efforts of the film and has agreed to pay for certain deliverable costs. The Company expects the title to be available for sales to the public during the fourth quarter of 2011.

Note 11 – Subsequent Events

On April 27, 2011, the Company conducted a first closing of a private placement offering solely to existing investors of its 10% convertible promissory notes. In the first closing of this offering, the Company sold $36,000 in principal amount of the notes.

The notes bear interest at a rate of 10% per annum, mature on October 27, 2012, and both the principal and accrued interest will be mandatorily converted upon the closing of, and into the securities issued in, the next financing in which the Company sells at least $1,000,000 of its securities, at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing by the Company, if the financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by the Company, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock).

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

On April 1, 2007 Buzz Kill acquired all rights, title and interest in and to the screenplay entitled “Buzz Kill,” written by Steven Kampmann and Matt Smollon. Pursuant to the Literary Purchase Agreement, dated April 1, 2007, each of Messrs. Kampmann and Smollon received the following compensation: (i) $6,250, (ii) $12,731 in deferred compensation, and (iii)contingent compensation equal to 3.5% of the “net proceeds” of the Film. Messrs. Kampmann and Smollon will receive an additional $25,000, if the film’s North American (i.e., the United States and Canada) theatrical box office receipts reach $15,000,000 and an additional $25,000 thereafter for each $15,000,000 in theatrical box office receipts reached thereafter.

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

In September 2010, we completed a domestic DVD/TV distribution arrangement with Indican Pictures, a Los Angeles-based distribution company, which should enable BuzzKill to be publicly available sometime this year. We have retained the theatrical rights and are currently exploring options for a small theatrical release.

Results of Operations

For the quarter ended March 31, 2011 and since our date of inception (March 15, 2007), we have not generated any operating revenues. We do not anticipate generating operating revenues in the near future. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

We incurred total operating expenses of $25,446 for the three month period ended March 31, 2011, as compared to total operating expenses of $48,919 for the three month period ended March 31, 2010. The decrease in total operating expenses was due to the decrease in legal and other professional fees incurred in connection with ongoing SEC filing requirements.

We incurred interest expense of $9,393 for the three month period ended March 31, 2011, as compared to interest expense of $2,457 for the three month period ended March 31, 2010. The increase in interest expense was primarily due to accrued interest related to the 10% convertible promissory note issued on January 29, 2010. The Company also amortized the discount on the note for $548 and $0 as of March 31, 2011 and 2010, respectively.

We have generated no operating revenues since our inception and our net loss from inception through March 31, 2011 was $602,515.

Liquidity and Capital Resources

The report of our independent registered accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2010 contains a going concern qualification, as we have suffered losses since our inception. We have minimal assets and have achieved no revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. As of March 31, 2011 and December 31, 2010, we had cash of $297, respectively, current assets of $297, and current liabilities of $630,965 and $603,910, respectively. Unless and until we achieve material revenues, we will remain dependent on financings to continue our operations.

From July to October 2007, our wholly-owned subsidiary, Buzz Kill, issued an aggregate principal amount of $160,000 of its 10% notes (the “2007 Notes”). The 2007 Notes have an interest rate of 10%, compounded monthly. $50,000 of the 2007 Notes were originally due on July 26, 2010 but have been extended to July 26, 2012; $10,000 of the 2007 Notes were originally due on August 1, 2010 but have been extended to August 1, 2012; and $100,000 of the 2007 Notes were originally due on October 17, 2010 and have been extended to October 17, 2012. Upon repayment of the 2007 Notes, in addition to the outstanding principal balance and all accrued and unpaid interest, the note holders will be entitled to receive (i) a premium equal to 20% of the original principal amount and (ii) contingent compensation equal to 12% of the “net proceeds” of the film. All amounts under the 2007 Notes remain unpaid, outstanding and subordinated to the Senior Note (defined below). The proceeds from the 2007 Notes were used to finance the production of the film.

In July 2007, Buzz Kill, Inc. received a bridge loan of $100,000 from Mr. Hanna (the “Hana Loan”). $60,000 of the Hanna Loan was subsequently repaid, which reduced the outstanding balance of the Hanna Loan to $40,000 as of March 31, 2011. The Hanna Loan is unsecured, interest free and repayable on demand, subject to its subordination to the Senior Note.

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

As of March 31, 2011, our Company also has (i) a $70,000 loan payable to an unaffiliated third party due July 28, 2011 and represented by an 10% convertible promissory note dated January 29, 2010, and (ii) a $45,000 loan payable to an unaffiliated third party due November 8, 2010 and represented by an 8.25% convertible promissory note dated May 9, 2009. The maturity date on this $45,000 note has been extended to November 8, 2012.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. At our current level of operation, we do not have sufficient cash to meet our expenses for the next three months.

We intend to raise additional capital to provide financing for our marketing and distribution activities. Also, we need to obtain additional capital in order to maintain our public company regulatory requirements and execute our business plan, build our operations and become profitable. In order to obtain capital, we will need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

Subsequent Events

On April 27, 2011, we conducted a first closing of a private placement offering solely to existing investors of our 10% convertible promissory notes. In the first closing of this offering, we sold $36,000 in principal amount of the notes.

The notes bear interest at a rate of 10% per annum, mature on October 27, 2012, and both the principal and accrued interest will be mandatorily converted upon the closing of, and into the securities issued in, the next financing in which we sell at least $1,000,000 of our securities, at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing by us, if the financing is an issuance of stock (or unit of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by us, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock).

Milestone to Achieve in the Next Twelve Months

Our major objective in the next twelve months is to market the film with Indican Pictures and Second City to maximize the film’s exposure leading up to and continuing through the film’s distribution date, while continuing to pursue other avenues of distribution, including but not limited to theatrical and foreign, of our first independent feature film, “BuzzKill”. Principal photography on the Film was completed in September 2007, and post-production was completed in February 2008.

We are currently engaged in the marketing of the Film. The finished Film was successfully entered into various film festivals in the U.S. and abroad. To date, we have submitted the Film to a number of film festivals. The Film won the People’s Choice Award for Best Feature Film at the 2008 NJ State Film Festival at Cape May and Best Director and Best Comedy Feature Honors at the Big Easy Film Festival. The film was also selected to participate at the Hollywood Film Festival this past October.

We recently completed a distribution arrangement with Indican Pictures, a Los Angeles-based distribution company. The arrangement calls for DVD/TV distribution that should allow for BuzzKill to be publicly available in the fourth quarter of 2011.

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

The management of Eastern Resources Corporation is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our senior management, consisting of Thomas H. Hanna, Jr., our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and interim chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of March 31, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

We issued no equity securities during the quarter ended March 31, 2011.

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

May 16, 2011
EASTERN RESOURCES, INC.

	By:	/s/Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., Principal Executive
and Principal Financial Officer