Form 10-Q
period 2011-06-30
EASTERN RESOURCES INC
filed 2011-08-15
CIK 1429373

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 20,629,000 shares of the issuer’s common stock outstanding as of August 15, 2011.

EASTERN RESOURCES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAGE
Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010 (Audited)	3

Consolidated Statements of Operations for the three and six month periods ended June 30, 2011 (Unaudited) and June 30, 2010 (Unaudited) and the period from March 15, 2007 (Inception) to June 30, 2011 (Unaudited)	4

Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 (Unaudited) and June 30, 2010 (Unaudited) and for the period from March 15, 2007 (Inception) to June 30, 2011 (Unaudited)	5

Notes to the Unaudited Consolidated Financial Statements	6

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$36,188	$297
TOTAL CURRENT ASSETS	36,188	297

Prepaid expenses	4,160	5,085
Capitalized film costs	1,276,110	1,276,110

TOTAL ASSETS	$1,316,458	$1,281,492

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$129,111	$133,079
Loan payable—stockholder	40,000	40,000
10% Convertible debenture, net of discount of $186 and $1,294 as of June 30, 2011 and December 31, 2010, respectively	79,728	75,150
Compensation payable	355,462	355,462
Derivative liability	-	219
TOTAL CURRENT LIABILITIES	604,301	603,910

LONG-TERM LIABILITIES
Notes payable—non-current	284,211	269,406
8.25% Convertible debenture	52,964	51,107
10% Convertible debenture	132,641	-
TOTAL LIABILITIES	1,074,117	924,423

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 20,629,000 issued and outstanding at June 30, 2011 and at December 31, 2010	20,629	20,629
Additional paid-in capital	903,771	903,771
Deficit accumulated in the development stage	(682,059)	(567,331)
TOTAL STOCKHOLDERS' EQUITY	242,341	357,069

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,316,458	$1,281,492

See notes to the unaudited consolidated financial statements.

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					March 15, 2007
	Three Months Ended		Six Months Ended		(Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Revenues	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	68,265	35,609	93,711	84,528	607,611
Total operating expenses	68,265	35,609	93,711	84,528	607,611

Net loss before other income (expense)	(68,265)	(35,609)	(93,711)	(84,528)	(607,611)

Other income (expense):
Interest income	5	-	5	3	4,034
Interest expense	(10,741)	(2,673)	(20,134)	(4,770)	(78,669)
Amortization of discount	(559)	(541)	(1,107)	(901)	(3,115)
Gain on fair value of derivative liability	16	1,165	219	1,658	3,302

Net loss	$(79,544)	$(37,658)	$(114,728)	$(88,538)	$(682,059)

Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	20,629,000	20,629,000	20,629,000	20,629,000

See notes to the unaudited consolidated financial statements.

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months	March 15, 2007
	Ended	Ended	(Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,728)	$(88,538)	$(682,059)
Adjustments to reconcile net loss to
net cash used in operating activities:
Gain on fair value of derivative liability	(219)	(1,658)	(3,302)
Amortization of discount on convertible debenture	1,107	901	3,115
Increase in film costs	-	-	(1,280,719)
Increase in capitalized interest	-	-	33,694
Increase (decrease) in prepaid expenses	925	-	(4,160)
Increase (decrease) in accounts payable and accrued expenses	(3,968)	3,436	129,111
Officer stock compensation	-	-	11,500
Increase in compensation payable	-	-	355,462
NET CASH USED IN OPERATING ACTIVITIES	(116,883)	(85,859)	(1,437,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	-	175,000
Proceeds from loan payable—shareholder	-	-	40,000
Increase in notes payable accrued interest	14,805	11,647	80,126
Proceeds from convertible debentures	131,480	70,000	246,480
Increase in convertible debentures accrued interest	6,489	4,770	19,040
Proceeds from issuance of common stock	-	-	912,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	152,774	86,417	1,473,546

INCREASE IN CASH	35,891	558	36,188
CASH-BEGINNING OF PERIOD	297	-	-
CASH-END OF PERIOD	$36,188	$558	$36,188

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

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

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2011. The accompanying financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2010, which was filed on April 15, 2011.

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

As of June 30, 2011 and December 31, 2010, the Company is not yet able to reasonably estimate projected revenues; therefore, the Company has not recorded any amortization expense to date.

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

Revenue Recognition – The Company recognizes revenues from the sale or licensing arrangement of a film upon delivery of a completed film or the commencement of a licensing period. The Company had substantially completed film production at June 30, 2011, but realized no revenues as of that date.

Advertising Costs – Advertising costs are expensed as incurred. Expenditures for the six months ended June 30, 2011 and June 30, 2010 were insignificant.

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

At June 30, 2011 and December 31, 2010, the Company recorded related accrued interest of $13,645 and $24,347, respectively. The total accrued interest from the date of the agreements amounted to $78,966 as of June 30, 2011.

Note 5 - Loan Payable-Stockholder

In July 2007, the Company received a bridge loan of $100,000 from Mr. Hanna (the “Hanna Loan”). Subsequent repayments of $60,000 have reduced the Hanna Loan to an outstanding amount of $40,000 as of June 30, 2011. The Hanna Loan is unsecured, interest free, and repayable on demand. As a result of the issuance of the Senior Note, the Hanna Loan is now subordinated to the Senior Note.

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

At June 30, 2011 and December 31, 2010, the Company recorded accrued interest of $1,856 and $3,712, respectively, related to the convertible debenture. The total accrued interest from the date of the agreement amounts to $7,964 as of June 30, 2011.

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

As of January 29, 2010 (date of note issuance), the fair value of the derivatives was $3,302. As a result, a discount of $3,302 on the Paramount Promissory Note and a derivative liability of $3,302 were recorded on January 29, 2010. As of December 31, 2010, the fair value of the derivatives was $219. The revaluation of the derivatives as of June 30, 2011 resulted in a value of derivative liability of $0; the change in fair value during the period from December 31, 2010 to June 30, 2011 resulted in a recorded gain on fair value of derivative liability of $219 in the accompanying consolidated statement of operations. For the six months ended June 30, 2011, the Company also amortized the discount on the note for $1,107, with the unamortized discount on the Paramount Promissory Note at $186.

The fair value of the derivative was determined using the Black-Scholes option pricing model with the following assumptions:

	January 29, 2010	June 30, 2011
Common stock issuable upon conversion	700,000	700,000
Estimated market value of common stock on measurement date	$0.02	$0.02
Exercise price	$0.10	$0.10
Risk free interest rate (1)	0.82%	0.82%
Term in years	1.49 years	0.08 years
Expected volatility	129%	98%
Expected dividends (2)	0%	0%

(1) The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the note.

(2) Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

10% Convertible Debentures

On April 27, 2011, June 6, 2011, and June 27, 2011, the Company completed three closings of a private placement offering for a total of approximately $131,000 in principal of 18-month, 10% convertible notes. The principal and accrued interest will be mandatorily converted into the securities or instruments issued by the Company in the next financing in which the Company raises a minimum of $1,000,000, at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing by the Company, if the financing is an issuance of stock (or units of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by the Company, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock).

As of June 30, 2011, the Company owed principal and accrued interest to six note holders in the amount of $132,641.

The company evaluated the conversion options under FASB ASC Topic 815 – 40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon the aforementioned closing of the next private placement offering. As the closing had not occurred as of the period ended June 30, 2011, and as per FASB ASC Topic 470 – 20, the derivative instrument nor the beneficial conversion feature need not be accounted for as of June 30, 2011.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011:

Fair Value Measurements at June 30, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

Note 8 - Compensation Payable

Compensation payable of $355,462 as of June 30, 2011 and December 31, 2010 is derived from various agreements entered into by the Company in April and August of 2007. The amounts payable by the Company have not changed from the prior year and will not change until such time that the Company begins to generate revenues from the film, BuzzKill.

Below is a summary of the agreements:

(a)
On April 17, 2007, Ms. Hundley entered into a memorandum agreement with the Company pursuant to which Ms. Hundley agreed to introduce Buzz Kill. to third parties who may be interested in lending or investing or in any other way financing all or a portion of the development and/or production of the Company’s film, BuzzKill. Under the agreement, Ms. Hundley is entitled to the following payments: (i) $40,000 in finder’s fees, of which $20,000 is deferred, (ii) $50,000 in deferred compensation for her producer services, and (iii) contingent compensation in an amount equal to 5% of the “net proceeds” of the film.

(b)
On August 1, 2007, Mr. Hanna entered into a producer agreement with Buzz Kill pursuant to which Mr. Hanna will provide preparation, production, and post-production services in connection with the film, BuzzKill. Mr. Hanna’s compensation under the agreement included (a) $50,000, of which $25,000 remained unpaid at June 30, 2011, (b) a deferral in the amount of $150,000, and (c) the remaining “net proceeds” generated by the film after deducting “off-the-top” of all third party profit participations.

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

At June 30, 2011, unpaid compensation as reflected above is included in the balance sheet as compensation payable and is as follows:

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

As of June 30, 2011, there were 20,629,000 shares of common stock issued and outstanding. No preferred stock shares have been issued.

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

In January 2011, the Company signed a domestic DVD and television distribution agreement with Indican Pictures, a Los Angeles-based distribution company. The Company will be working in conjunction with the distributor to provide and assist in marketing efforts on behalf of the film, leading up to and continuing through its release. Indican will market and distribute the film in exchange for a percentage of royalties. As such, additional out-of-pocket expenses for marketing and sales would be minimal. The distributor has committed $50,000 to the marketing efforts of the film and has agreed to pay for certain deliverable costs. The Company expects the title to be available for sales to the public during the first quarter of 2012.

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

In January 2011, we completed a domestic DVD/TV distribution arrangement with Indican Pictures, a Los Angeles-based distribution company, which should enable BuzzKill to be publicly available sometime early next year. We have retained the theatrical rights and are currently exploring options for a small theatrical release.

Results of Operations

For the quarter ended June 30, 2011 and since our date of inception (March 15, 2007), we have not generated any operating revenues. We do not anticipate generating operating revenues in the near future. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

We incurred total operating expenses of $68,265 and $93,711 for the three and six month periods ended June 30, 2011, as compared to total operating expenses of $35,609 and $84,528 for the three and six month periods ended June 30, 2010. The increase in total operating expenses was due primarily to the increase in legal and other professional fees incurred in connection with the closings of three private placement offerings.

We incurred interest expense of $10,741 and $20,134 for the three and six month periods ended June 30, 2011, as compared to interest expense of $2,673 and $4,770 for the three and six month periods ended June 30, 2010. The Company also amortized the discount on the note for $1,107 and $901 for the six months ended June 30, 2011 and 2010, respectively.

We have generated no operating revenues since our inception and our net loss from inception through June 30, 2011 was $682,059.

Liquidity and Capital Resources

The report of our independent registered accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2010 contains a going concern qualification, as we have suffered losses since our inception. We have minimal assets and have achieved no revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. As of June 30, 2011 and December 31, 2010, we had cash of $36,188 and $297, respectively, current assets of $36,188 and $297, respectively, and current liabilities of $604,301 and $603,910, respectively. Unless and until we achieve material revenues, we will remain dependent on financings to continue our operations.

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

In July 2007, Buzz Kill, Inc. received a bridge loan of $100,000 from Mr. Hanna (the “Hanna Loan”). $60,000 of the Hanna Loan was subsequently repaid, which reduced the outstanding balance of the Hanna Loan to $40,000 as of June 30, 2011. The Hanna Loan is unsecured, interest free and repayable on demand, subject to its subordination to the Senior Note.

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

As of June 30, 2011, our Company also has (i) a $70,000 loan payable to an unaffiliated third party due July 28, 2011 and represented by an 10% convertible promissory note dated January 29, 2010, and (ii) a $45,000 loan payable to an unaffiliated third party due November 8, 2010 and represented by an 8.25% convertible promissory note dated May 9, 2009. The maturity date on this $45,000 note has been extended to November 8, 2012.

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

2011 Private Placement

On April 27, 2011, we conducted a first closing of a private placement offering solely to existing investors of our 10% convertible promissory notes (the “Notes”). In the first closing of this offering, we sold $36,000 in principal amount of the Notes. On June 27, 2011, we completed the third and final closing of this private placement and raised a total $135,500 principal amount of the Notes.

The Notes bear interest at a rate of 10% per annum, mature in eighteen months, and both the principal and accrued interest will be mandatorily converted upon the closing of, and into the securities issued in, the next financing in which we sell at least $1,000,000 of our securities, at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing by us, if the financing is an issuance of stock (or units of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by us, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock).

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

We recently completed a distribution arrangement with Indican Pictures, a Los Angeles-based distribution company. The arrangement calls for DVD/TV distribution that should allow for BuzzKill to be publicly available in the first quarter of 2012.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of June 30, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

We issued no equity securities during the quarter ended June 30, 2011.

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

EASTERN RESOURCES, INC.

August 15, 2011	By:	/s/ Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., Principal Executive
and Principal Financial Officer