Form 10-Q
period 2011-09-30
EASTERN RESOURCES INC
filed 2011-11-14
CIK 1429373

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 – Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 20,629,000 shares of the issuer’s common stock outstanding as of November 14, 2011.

EASTERN RESOURCES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
PAGE

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	4

Consolidated Statements of Operations for the three and nine month periods ended September 30, 2011 (Unaudited) and September 30, 2010 (Unaudited) and the period from March 15, 2007 (Inception) to September 30, 2011 (Unaudited)	5

Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2011 (Unaudited) and September 30, 2010 (Unaudited) and for the period from March 15, 2007 (Inception) to September 30, 2011 (Unaudited)	6

Notes to the Unaudited Consolidated Financial Statements	7

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$32,051	$297
TOTAL CURRENT ASSETS	32,051	297

Prepaid expenses	3,698	5,085
Capitalized film costs	-	1,276,110

TOTAL ASSETS	$35,749	$1,281,492

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$64,325	$133,079
Loan payable—stockholder	40,000	40,000
Compensation payable	355,462	355,462
TOTAL CURRENT LIABILITIES	459,787	528,541

LONG-TERM LIABILITIES
Notes payable—non-current	290,130	269,406
8.25% Convertible debenture	53,892	51,107
10% Convertible debenture	135,955	-
10% Convertible debenture, net of discount of $1,040 and $1,294 as of September 30, 2011 and December 31, 2010, respectively	80,638	75,150
Derivative liability	919	219
TOTAL LIABILITIES	1,021,321	924,423

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 20,629,000 issued and outstanding at September 30, 2011 and at December 31, 2010	20,629	20,629
Additional paid-in capital	903,771	903,771
Deficit accumulated in the development stage	(1,909,972)	(567,331)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(985,572)	357,069

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$35,749	$1,281,492

See notes to the unaudited consolidated financial statements.

 EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					March 15, 2007
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Revenues	$-	$-	$-	$-	$-

Costs of revenues:
Impairment of capitalized film costs	(1,276,111)	-	(1,276,111)	-	(1,276,111)
Total costs of revenues	(1,276,111)	-	(1,276,111)	-	(1,276,111)

Gross profit	(1,276,111)	-	(1,276,111)	-	(1,276,111)

Operating expenses:
General and administrative	25,615	65,667	119,326	150,195	633,226
Total operating expenses	25,615	65,667	119,326	150,195	633,226

Net loss before other income (expense)	(1,301,726)	(65,667)	(1,395,437)	(150,195)	(1,909,337)

Other income (expense):
Interest income	7	-	12	3	4,041
Interest expense	(13,085)	(2,693)	(33,219)	(7,464)	(91,754)
Amortization of discount	(322)	(552)	(1,429)	(1,452)	(3,437)
Gain on fair value of derivative liability	257	881	476	2,539	3,559
Gain on forgiveness of debt	86,956	-	86,956	-	86,956
Net loss	$(1,227,913)	$(68,031)	$(1,342,641)	$(156,569)	$(1,909,972)

Basic earnings per share	$(0.06)	$(0.00)	$(0.07)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	20,629,000	20,629,000	20,629,000	20,629,000

See notes to the unaudited consolidated financial statements.

EASTERN RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months	March 15, 2007
	Ended	Ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,342,641)	$(156,569)	$(1,909,972)
Adjustments to reconcile net loss to
net cash used in operating activities:
Gain on fair value of derivative liability	(476)	(2,539)	(3,559)
Amortization of discount on convertible debenture	1,429	1,452	3,437
Gain on forgiveness of debt	(86,956)	-	(86,956)
Impairment of capitalized film costs	1,276,111	-	(4,610)
Increase in capitalized interest	-	-	33,694
Increase (decrease) in prepaid expenses	1,386	-	(3,697)
Increase in accounts payable and accrued expenses	18,202	63,061	151,281
Officer stock compensation	-	-	11,500
Increase in compensation payable	-	-	355,462
NET CASH USED IN OPERATING ACTIVITIES	(132,945)	(94,595)	(1,453,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	-	175,000
Proceeds from loan payable—shareholder	-	-	40,000
Increase in notes payable accrued interest	20,724	17,689	86,045
Proceeds from convertible debentures	131,480	70,000	246,480
Increase in convertible debentures accrued interest	12,495	7,464	25,046
Proceeds from issuance of common stock	-	-	912,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	164,699	95,153	1,485,471

INCREASE IN CASH	31,754	558	32,051
CASH-BEGINNING OF PERIOD	297	-	-
CASH-END OF PERIOD	$32,051	$558	$32,051

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

See notes to the unaudited consolidated financial statements.

Eastern Resources, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(A Development Stage Company)

Note 1 - Organization, Nature of Operations and Basis of Presentation

Eastern Resources, Inc. (the “Company”) was incorporated in the State of Delaware on March 15, 2007. On that date, the Company acquired Buzz Kill, Inc. (“Buzz Kill”) for 11,500,000 common shares. The Company, through Buzz Kill, completed production of a feature length major motion picture entitled “BuzzKill,” and plans to market it to distributors in the United States and abroad. The Company plans to produce a wide range of independent films outside the traditional studio system. The Company intends to distribute films for theatrical release, and exploit methods of delivery worldwide. The Company intends to execute its business plan through the acquisition of unique films from a broad spectrum of independent writers, directors, and producers. Each project will become an independent production company, created as a subsidiary of the Company. The Company plans to fund the projects and maintain ownership of the films with the intent of building a film library with the rights to DVD, book, and other reproductive media for sale to the public.

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2011. The accompanying financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2010, which was filed on April 15, 2011.

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

As of September 30, 2011, the Company determined that the future cash flows to be generated from the BuzzKill motion picture would not be sufficient to recover the unamortized costs for that production. The unamortized film costs were written down to $0. Accordingly, during the nine months ended September 30, 2011, the Company recorded an impairment in the amount of $1,276,111, which was classified as costs of revenues in the consolidated statements of operations and as an impairment of capitalized film costs in the consolidated statements of cash flows.

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

Revenue Recognition – The Company recognizes revenues from the sale or licensing arrangement of a film upon delivery of a completed film or the commencement of a licensing period. The Company had substantially completed film production at September 30, 2011, but realized no revenues as of that date.

Advertising Costs – Advertising costs are expensed as incurred. Expenditures for the nine months ended September 30, 2011 and September 30, 2010 were insignificant.

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

At September 30, 2011 and December 31, 2010, the Company recorded related accrued interest of $20,725 and $24,347, respectively. The total accrued interest from the date of the agreements amounted to $86,046 as of September 30, 2011.

Note 5 - Loan Payable-Stockholder

In July 2007, the Company received a bridge loan of $100,000 from Mr. Hanna (the “Hanna Loan”). Subsequent repayments of $60,000 have reduced the Hanna Loan to an outstanding amount of $40,000 as of September 30, 2011. The Hanna Loan is unsecured, interest free, and repayable on demand. As a result of the issuance of the Senior Note, the Hanna Loan is now subordinated to the Senior Note.

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

At September 30, 2011 and December 31, 2010, the Company recorded accrued interest of $2,784 and $3,712, respectively, related to the convertible debenture. The total accrued interest from the date of the agreement amounts to $8,892 as of September 30, 2011.

10% Convertible Debenture

On January 29, 2010, the Company issued to Paramount Strategy Corp. (“Paramount”) a convertible promissory note (“Paramount Promissory Note”) amounting to $70,000.

At any time, subject to a written notice of conversion, Paramount may convert any portion of the outstanding and unpaid principal and interest balance due on the Paramount Promissory Note into the Company’s common shares at a conversion price (the “Fixed Conversion Price”) of $0.10 per share. So long as the Paramount Promissory Note is outstanding, if the Company issues shares of its common stock at a price below the Fixed Conversion Price, the Fixed Conversion Price shall be reduced to such other lower price. The Fixed Conversion Price and number of shares to be issued upon conversion shall also be subject to adjustments from time to time upon the happening of certain other events, particularly, merger or sale of assets, reclassification, or change in common stock, and stock splits, combinations or dividends. The Paramount Promissory Note bears interest at the rate of 10% per annum and was payable at its maturity on July 28, 2011. Paramount and the Company agreed on July 28, 2011 to mutually extend the maturity date to January 28, 2013.

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

As of January 29, 2010 (date of note issuance), the fair value of the derivatives was $3,302. As a result, a discount of $3,302 on the Paramount Promissory Note and a derivative liability of $3,302 were recorded on January 29, 2010. As of December 31, 2010, the fair value of the derivatives was $219. The revaluation of the derivatives as of July 28, 2011 (expiration date) resulted in a value of derivative liability of $0; the change in fair value during the period from December 31, 2010 to July 28, 2011 resulted in a recorded gain on fair value of derivative liability of $219 in the accompanying consolidated statement of operations. For the period from December 31, 2010 to July 28, 2011, the Company also amortized the discount on the note for $1,293, with the unamortized discount on the Paramount Promissory Note at $0.

The fair value of the derivative was determined using the Black-Scholes option pricing model with the following assumptions:

	January 29, 2010	July 28, 2011
Common stock issuable upon conversion	700,000	700,000
Estimated market value of common stock on measurement date	$0.02	$0.02
Exercise price	$0.10	$0.10
Risk free interest rate (1)	0.82%	0.82%
Term in years	1.49 years	0.00 years
Expected volatility	129%	94%
Expected dividends (2)	0%	0%

(1) The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the note.

(2) Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

With the extension of the Paramount Promissory Note maturity through January 28, 2013, the fair value of the new associated derivative was $1,176. As a result, a discount of $1,176 and a derivative liability of $1,176 were recorded on July 28, 2011. The change in fair value during the period from July 28, 2011 to September 30, 2011 resulted in a recorded gain on fair value of derivative liability of $257 in the accompanying consolidated statement of operations. For the period from July 28, 2011 to September 30, 2011, the Company also amortized the discount on the note for $136, with the unamortized discount on the Paramount Promissory Note at $1,040.

The fair value of the derivative was determined using the Black-Scholes option pricing model with the following assumptions:

	July 28, 2011	September 30, 2011
Common stock issuable upon conversion	700,000	700,000
Estimated market value of common stock on measurement date	$0.02	$0.02
Exercise price	$0.10	$0.10
Risk free interest rate (1)	0.42%	0.42%
Term in years	1.49 years	1.33 years
Expected volatility	94%	94%
Expected dividends (2)	0%	0%

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

As of September 30, 2011, the Company owed principal and accrued interest to six note holders in the amount of $135,975.

The Company evaluated the conversion options under FASB ASC Topic 815 – 40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon the aforementioned closing of the next private placement offering. As the closing had not occurred as of the period ended September 30, 2011, and as per FASB ASC Topic 470 – 20, the derivative instrument nor the beneficial conversion feature need not be accounted for as of September 30, 2011.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011:

	Fair Value Measurements at September 30, 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability	$-	$-	$919	$-
Total	$-	$-	$919	$-

Note 8 - Compensation Payable

Compensation payable of $355,462 as of September 30, 2011 and December 31, 2010 is derived from various agreements entered into by the Company in April and August of 2007. The amounts payable by the Company have not changed from the prior year and will not change until such time that the Company begins to generate revenues from the film, BuzzKill.

Below is a summary of the agreements:

(a)
On April 17, 2007, Ms. Hundley entered into a memorandum agreement with the Company, pursuant to which Ms. Hundley agreed to introduce Buzz Kill to third parties who may be interested in lending or investing, or in any other way financing all or a portion of the development and/or production of the Company’s film, BuzzKill. Under the agreement, Ms. Hundley is entitled to the following payments: (i) $40,000 in finder’s fees, of which $20,000 is deferred, (ii) $50,000 in deferred compensation for her producer services, and (iii) contingent compensation in an amount equal to 5% of the “net proceeds” of the film.

(b)
On August 1, 2007, Mr. Hanna entered into a producer agreement with Buzz Kill, pursuant to which Mr. Hanna will provide preparation, production, and post-production services in connection with the film, BuzzKill. Mr. Hanna’s compensation under the agreement included (a) $50,000, of which $25,000 remained unpaid at September 30, 2011, (b) a deferral in the amount of $150,000, and (c) the remaining “net proceeds” generated by the film after deducting “off-the-top” of all third party profit participations.

(c)
On April 1, 2007, the Company agreed to purchase all rights, title, and interests in the screenplay BuzzKill. The initial consideration was $12,500 and a deferral of $25,462. The Company is contingently obligated for 7% of the net proceeds. If the picture is released as a theatrical motion picture and the box office receipts from exhibition in “North America” reach or exceed $15,000,000, the Company will pay the seller $25,000 and an additional $25,000 for each additional $15,000,000 in receipts thereafter.

(d)
On April 13, 2007, the Company engaged the services of a director for the screenplay BuzzKill. Agreed upon compensation amounted to $105,000, of which $20,000 was paid, $35,000 was due at December 31, 2008, and $50,000 was deferred. Additional compensation is payable at 5% of the net proceeds. If the picture is released as a theatrical motion picture and box office receipts reach or exceed $15,000,000, the Company will pay the director $25,000 and an additional $25,000 for each $15,000,000 in receipts thereafter.

At September 30, 2011, unpaid compensation as reflected above is included in the balance sheet as compensation payable and is as follows:

(a)	Ms. Hundley	$70,000
(b)	Mr. Hanna, President	175,000
(c)	Story and author’s rights	25,462
(d)	Director	85,000
	Total	$355,462

Note 9 - Vendor Release and Settlements

During July 2011, the Company’s legal counsel agreed to write off certain invoices related to legal services provided to the Company. Payable amounts totaling $86,956 were written off, and a gain was recorded.

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

As of September 30, 2011, there were 20,629,000 shares of common stock issued and outstanding. No preferred stock shares have been issued.

Note 11 - Commitments and Contingencies

On May 13, 2010, the Company entered into a trademark license agreement with Second City, Inc., in which the Company acquired a non-exclusive right to use the “Second City” trademark in connection with the distribution of the film, BuzzKill, in exchange for payment of a royalty to Second City equal to 10% of the producer gross receipts, as defined in the agreement.

On May 19, 2010, the Company executed a contest agreement with Reed Business Information and uPlaya Music Intelligence Solutions, Inc., whereby uPlaya would provide hosting services for a contest to select a song for BuzzKill, and the contest would be co-branded and co-marketed from the media outlets of Variety, the weekly entertainment-trade magazine published by Reed Business Information. The winning song, "The Perfect Dance," was put into the film. Both the film and the band were profiled on Variety.com, on uPlaya.com, and were promoted through the Variety and uPlaya social networks.

In January 2011, the Company signed a domestic DVD and television distribution agreement with Indican Pictures, a Los Angeles-based distribution company. The Company will be working in conjunction with the distributor to provide and assist in marketing efforts on behalf of the film, BuzzKill, leading up to and continuing through its release. Indican will market and distribute the film in exchange for a percentage of royalties. As such, additional out-of-pocket expenses for marketing and sales relating to the distribution of the film will be minimal to nil. The distributor has committed $50,000 to the marketing efforts of the film and has agreed to pay for certain deliverable costs. The Company expects the title to be available to the public during the first quarter of 2012, although there can be no assurances that this will occur.

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

In February 2008, through Buzz Kill, we completed post-production of the Film, and now seek to market the Film and secure distribution. We secured the services of a sales representative who will assist us in guiding the Film through the festival and distribution process and, on May 13, 2010, Buzz Kill executed a trademark license agreement with Second City, Inc. Pursuant to the Agreement, we acquired a non-exclusive right to use the “Second City” trademark in connection with the distribution of the Film, in exchange for payment of a royalty to Second City equal to 10% of the producer gross receipts, as defined in the agreement. On May 19, 2010, Buzz Kill executed a contest agreement with Reed Business Information and uPlaya Music Intelligence Solutions, Inc. (“uPlaya”), whereby uPlaya would provide hosting services for a contest to select a song for BuzzKill, and the contest would be co-branded and co-marketed from the media outlets of Variety, the weekly entertainment-trade magazine published by Reed Business Information. The contest ran through November 30, 2010. A team of celebrity judges selected a final winner, the Silent Critics, a rock band from Arlington, Virginia. The winning song, "The Perfect Dance," was put into the film. Both the film and the band were profiled on Variety.com, on uPlaya.com, and promoted through the Variety and uPlaya social networks.

In January 2011, we completed a domestic DVD/TV distribution arrangement with Indican Pictures, a Los Angeles-based distribution company, which should enable BuzzKill to be publicly available sometime early next year although we cannot assure you of this timetable.  Indican has committed $50,000 going forward, to the marketing efforts of the Film and has agreed to pick up certain deliverable costs.  We have retained the theatrical rights and are currently exploring options for a small theatrical release.

Although Buzz Kill will continue to work with Indican and will be exploring several low-cost marketing ideas, independent of the distributor, we are not very hopeful about the future prospects for retail sales of BuzzKill.  At this time, we do not believe that sales of BuzzKill, if any, will generate any material revenues for the distributors, Buzz Kill or us and we do not believe that we will be able to recover, in a material way, any costs expended so far by us or Buzz Kill relating to the Film.  As a result of these conclusions, we have decided to write down our capitalized film costs to $0.

Results of Operations

For the quarter ended September 30, 2011 and since our date of inception (March 15, 2007), we have not generated any operating revenues. We do not anticipate generating operating revenues in the near future. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

We incurred total costs of revenues of $1,276,111 related to the impairment of capitalized film costs.

We incurred total operating expenses of $25,615 and $119,326 for the three and nine month periods ended September 30, 2011, as compared to total operating expenses of $65,667 and $150,195 for the three and nine month periods ended September 30, 2010. The decrease in total operating expenses was due primarily to the decrease in legal and other professional fees incurred due to limited activity during the periods.

We incurred interest expense of $13,085 and $33,219 for the three and nine month periods ended September 30, 2011, as compared to interest expense of $2,693 and $7,464 for the three and nine month periods ended September 30, 2010. The Company also amortized the discount on the note for $1,429 and $1,452 for the nine months ended September 30, 2011 and 2010, respectively.

We have generated no operating revenues since our inception and our net loss from inception through September 30, 2011 was $1,909,972.

Liquidity and Capital Resources

The report of our independent registered accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2010 contains a going concern qualification, as we have suffered losses since our inception. We have minimal assets and have achieved no revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. As of September 30, 2011 and December 31, 2010, we had cash of $32,051 and $297, respectively, current assets of $32,051 and $297, respectively, and current liabilities of $459,787 and $528,541, respectively. Unless and until we achieve material revenues, we will remain dependent on financings to continue our operations.

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

In July 2007, Buzz Kill, Inc. received a bridge loan of $100,000 from Mr. Hanna (the “Hanna Loan”). $60,000 of the Hanna Loan was subsequently repaid, which reduced the outstanding balance of the Hanna Loan to $40,000 as of September 30, 2011. The Hanna Loan is unsecured, interest free and repayable on demand, subject to its subordination to the Senior Note.

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

As of September 30, 2011, our Company also has (i) a $70,000 loan payable to an unaffiliated third party due July 28, 2011 and represented by an 10% convertible promissory note dated January 29, 2010, and (ii) a $45,000 loan payable to an unaffiliated third party due November 8, 2010 and represented by an 8.25% convertible promissory note dated May 9, 2009. The maturity date on the $70,000 note has been extended to January 28, 2013 and the maturity date on the $45,000 note has been extended to November 8, 2012.

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

Milestone to Achieve in the Next Twelve Months

Our major objective in the next twelve months is to market the film with Indican Pictures and Second City to maximize the film’s exposure leading up to and continuing through the film’s distribution, while continuing to pursue other avenues of distribution, including but not limited to theatrical and foreign, of our first independent feature film, “BuzzKill”. Principal photography on the Film was completed in September 2007, and post-production was completed in February 2008.

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

We recently completed a distribution arrangement with Indican Pictures, a Los Angeles-based distribution company. The arrangement calls for DVD/TV distribution that should allow for BuzzKill to be publicly available in the first quarter of 2012.  We are currently negotiating a foreign rights arrangement for international distribution of the Film.

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

Although we will continue our efforts to market the Film, we do not believe we will be ultimately successful in this endeavor.

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

The management of Eastern Resources, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our senior management, consisting of Thomas H. Hanna, Jr., our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of September 30, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

The following exhibits are included as part of this report:

Exhibit No.	Description
31.1 / 31.2	Certification of Principal Executive and Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1 / 32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2011
EASTERN RESOURCES, INC.

By:	/s/Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., Principal Executive
and Principal Financial Officer