Form 10-K
period 2011-12-31
Eastern Resources, Inc.
filed 2012-03-30
CIK 1429373

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2011, there were 20,629,000 shares of the registrant's common stock, par value $0.00001, issued and outstanding. Of these, 9,123,000 shares were held by non-affiliates of the registrant. The aggregate market value of securities held by non-affiliates was $0 as registrant’s common stock does not presently trade.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of federal securities laws. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

The Film Production Process

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

Marketing

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

An aggressive marketing plan of our product will be displayed at these venues.  Through our participation in these festivals we will attract attention to our films, use the buzz created and directly approach both foreign and domestic distributors.  We expect these efforts to enhance our recognition ultimately leading to distribution:

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

Current Project Description – Buzz Kill

On April 1, 2007, we acquired all rights, title and interest in and to the screenplay entitled “BuzzKill,” written by Steven Kampmann and Matt Smollon.  Pursuant to the Literary Purchase Agreement, dated April 1, 2007, each of Messrs. Kampmann and Smollon received the following compensation:  (i) $6,250, (ii) $12,731 in deferred compensation and (iii) contingent compensation equal to 3.5% of the “net proceeds” of the Film.  Messrs. Kampmann and Smollon will receive an additional $25,000, if the Film’s North American (i.e., the United States and Canada) theatrical box office receipts reach $15,000,000 and an additional $25,000 thereafter for each $15,000,000 in theatrical box office receipts reached thereafter.

On April 13, 2007, Buzz Kill hired Mr. Kampmann to direct the Film.  Pursuant to a Director Agreement, dated April 13, 2007, for his director services, Mr. Kampmann received the following compensation:  (i) $20,000, (ii) $50,000 in deferred compensation, (iii) an additional $10,000 for every $100,000 by which the final, actualized budget exceeds $650,000 and (iv) contingent compensation equal to 5% of the “net proceeds” of the Film.  Mr. Kampmann will also receive, as the Film’s director, an additional $25,000 if the Film’s North American (i.e., the United States and Canada) theatrical box office receipts reach $15,000,000 and an additional $25,000 thereafter for each $15,000,000 in theatrical box office receipts reached thereafter.

Pursuant to an investment agreement, dated May 1, 2007, with Buzz Kill, we provided financing to Buzz Kill in the amount of $800,000 for the production (principal photography only) and exploitation of BuzzKill.  Under the agreement, we received a “first priority” right of recoupment of the financing amount and a 20% premium.  In addition, we are entitled to a percentage of the “net proceeds” of the Film, calculated as a percentage equal to 50% of the fraction with a numerator equal to the amount of our financing and a denominator equal to the amount of the final, actualized budget of the Film. Buzz Kill agreed (i) that the net cost of the Film (that is, the cost of actually producing and shooting the Film and not including such costs as distribution and promotion) would not exceed $1,100,000 without the written consent of our Company, and (ii) to limit its financing debt to $300,000 plus 20%.

In February 2008, through Buzz Kill, we completed post-production of the Film, and began to market the Film and secure distribution. We secured the services of a sales representative to assist us in guiding the Film through the festival and distribution process and, on May 13, 2010, Buzz Kill executed a trademark license agreement with Second City, Inc. Pursuant to this agreement, we acquired a non-exclusive right to use the “Second City” trademark in connection with the distribution of the Film, in exchange for payment of a royalty to Second City equal to 10% of the producer gross receipts, as defined in the agreement. On May 19, 2010, Buzz Kill executed a contest agreement with Reed Business Information and uPlaya Music Intelligence Solutions, Inc. (“uPlaya”), whereby uPlaya would provide hosting services for a contest to select a song for BuzzKill, and the contest would be co-branded and co-marketed from the media outlets of Variety, the weekly entertainment-trade magazine published by Reed Business Information. The contest ran through November 30, 2010. A team of celebrity judges selected a final winner, the Silent Critics, a rock band from Arlington, Virginia. The winning song, "The Perfect Dance," was put into the Film. Both the Film and the band were profiled on Variety.com, on uPlaya.com, and promoted through the Variety and uPlaya social networks.

In January 2011, we completed a domestic DVD/TV distribution arrangement with Indican Pictures, a Los Angeles-based distribution company. Indican has committed $50,000 to the marketing efforts of the Film and has agreed to pick up certain deliverable costs. As of Valentine’s day, February 14, 2012, through the efforts of Indican, the Film is now available via Video on Demand on many national cable outlets. Additionally, we expect that the film will be available for rent and sale through several DVD/Blu Ray distribution channels, and we are still negotiating with a number of cable systems about buying the cable rights to broadcast the Film. We have retained the theatrical rights and are currently exploring options for a small theatrical release.

To date, we have participated with BuzzKill in the following film festivals:

•	New Jersey Film Festival at Cape May (Winner People’s Choice Award, Best Feature Film);
•	The Woods Hole Film Festival;
•	The Philadelphia Independent Film Festival;
•	The Big Easy Film Festival (Winner Best Feature Film Comedy and Best Director);
•	The Jersey Shore Film Festival; and
•	The Hollywood Film Festival.

BuzzKill won the People’s Choice Award for Best Feature Film at the 2008 NJ State Film Festival at Cape May and Best Comedy Feature Film and Best Director at the Big Easy.

In conjunction with our film distribution efforts for Buzz Kill, we entered into a license agreement for the Film with a popular entertainment entity and we hope this approach will open up a number of marketing opportunities.  The more a production has to offer in terms of promotion and advanced publicity, the more appealing it is to domestic theatrical distributors.

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

We have a history of losses and will continue to incur operating and net losses for the foreseeable future. We incurred net losses of $1,409,898 and $195,576 during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, our accumulated deficit was $1,977,229. We have not achieved revenues since our inception. Unless and until we commence new business operations, we may never achieve revenue or profitability.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2011 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our lack of revenues and accumulated losses raise substantial doubt as to our ability to continue as a going concern. In the absence of additional financing or significant revenues and profits, we may have to curtail or cease operations. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or those funds, if available, will be obtainable on terms satisfactory to us. In the event that our plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

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

We must maintain effective disclosure and internal controls to provide reliable financial reports and detect fraud. Based on our evaluation as of December 31, 2011, we concluded that we do not maintain effective disclosure controls and procedures. Failure to implement changes to our controls that we may identify in the future as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

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

Our common stock is currently quoted on the Over-the-Counter Bulletin Board under the symbol “ESRI.OB.” As indicated above, our common stock is not presently trading. As a result, investors may find it difficult to obtain accurate quotations of the price of our common stock. This situation severely limits the liquidity of the common stock and hampers our ability to raise additional capital.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

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

Quarter Ended	High Bid	Low Bid
December 31, 2011	$0.02	$0.02
September 30, 2011	0.02	0.02
June 30, 2011	0.02	0.02
March 31, 2011	0.02	0.02
December 31, 2010	$0.02	$0.02
September 30, 2010	0.02	0.02
June 30, 2010	0.02	0.02
March 31, 2010	0.02	0.02

As of March 28, 2012, we had 30 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On February 1, 2012, we closed a private placement offering (the “February 2012 Offering”) of our 10% convertible promissory notes (the “February 2012 Notes”). In the February 2012 Offering, we sold $30,000 in principal amount of the February 2012 Notes to one existing investor. The February 2012 Notes mature on July 31, 2013 and will be automatically converted at the initial closing of the Company’s next private placement in which we sells at least $1,000,000 of our securities, so long as such offering closes concurrent with the closing of a related merger or other acquisition transaction.

Between April and June 27, 2011, our Company completed three closings of a private placement offering for a total of $131,500 in principal amount of 18-month, 10% convertible notes (the “2011 Notes”).  The principal and accrued interest on the 2011 Notes will be mandatorily converted into the securities or instruments issued by our Company in the next financing in which our Company raises a minimum of $1,000,000, at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing by our Company, if the financing is an issuance of stock (or units of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by our Company, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock).

On September 10, 2010, Buzz Kill issued a 10% senior note due April 15, 2012 in the principal amount of $15,000 (the “Senior Note”) to Gottbetter Capital Group, Inc. (“GCGroup”), one of our five percent stockholders, for that party’s $15,000 loan to Buzz Kill. As a condition to this loan, all of the holders of the 2007 Notes and, in connection with the Hanna Loan (defined below), Thomas Hanna, signed a subordination agreement pursuant to which payment and performance of any and all obligations under the 2007 Notes and the Hanna Loan are subordinated to the Senior Note. The related cash proceeds were received on October 15, 2010. On December 30, 2011, Buzz Kill amended and restated the Senior Note to include an additional principal amount of $8,755 that GCGroup had previously lent to Buzz Kill. The additional principal and interest thereon are due to be repaid on June 30, 2013. The subordination agreement was amended as of December 30, 2011 to include the additional loan amount under the senior obligation.

On January 29, 2010, we issued a 10% convertible promissory note to an unaffiliated investor in the amount of $70,000 due on July 28, 2011. This note converts at the option of the holder at a conversion price of $0.10 per share. The maturity date on this note has been extended to January 28, 2013.

On May 5, 2009, we issued an 8.25% convertible promissory note to an unaffiliated investor in the amount of $45,000 due on November 8, 2010. This note converts at a price to be determined between us and the investor. The maturity date on this note has been extended to November 8, 2012.

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

In July 2007, Buzz Kill received a bridge loan of $100,000 from Mr. Hanna (the “Hana Loan”).  $60,000 of the Hanna Loan was subsequently repaid, which reduced the outstanding balance of the Hanna Loan to $40,000 as of December 31, 2011.  The Hanna Loan is unsecured, interest free and repayable on demand, subject to its subordination to the Senior Note.

All of the offerings discussed above were conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended , and Section 4(2) of the Securities Act. All of the notes were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States. No commissions were paid in connection with any of these offerings.

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2011 and since our date of inception (March 15, 2007), we have not generated any operating revenue. We do not anticipate generating operating revenue in the near future. We are presently in the development stage of our business and we can provide no assurance that we will make any money on the films we produce.

For the year ended December 31, 2011, we incurred total costs of revenues of $1,284,866 related to the impairment of capitalized film costs.

We incurred total operating expenses of $164,816 for the year ended December 31, 2011, as compared to total operating expenses of $162,151 for the year ended December 31, 2010. The increase in total operating expenses was due to an increase in general and administrative expenses.

We incurred interest expense of $46,486 for the year ended December 31, 2011, as compared to interest expense of $34,503 for the year ended December 31, 2010. The increase in interest expense was primarily due to accrued interest related to the 10% convertible promissory note issued on January 29, 2010. The Company also amortized the discount on the note for $1,625 and $2,008 as of December 31, 2011 and 2010, respectively.

We generated interest income in the amount of $15 for the year ended December 31, 2011, as compared to interest income of $3 for the year ended December 31, 2010.

We have generated no operating revenues and our net loss from inception through December 31, 2011 was $1,977,229.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended December 31, 2011 contains a going concern qualification as we have suffered losses since our inception. We have minimal assets and have achieved no operative revenues since our inception. We have depended on loans and sales of equity securities to conduct operations. As of December 31, 2011 and 2010, we had cash of $2,125 and $297, current assets of $2,125 and $297, and current liabilities of $966,365 and $528,541, respectively. Unless and until we achieve material revenues, we will remain dependent on financings to continue our operations.

Recent Financing Activities

Between April and June 27, 2011, we raised $135,500 through the sale of our 2011 Notes.  We used these funds for working capital purposes. On February 1, 2012, we raised an additional $30,000 through the sale of our February 2012 Notes.

Availability of Funds

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. At our current level of operation, including cash we have remaining from the sale of the February 2012 Notes, we do not have sufficient cash to meet our expenses for the next twelve months.

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

The preparation of financial statements in conformity with generally accepted accounting principles (”GAAP”) in the United States has required our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Our significant accounting policies are disclosed in the notes to the audited financial statements for the fiscal year ended December 31, 2011 included in this Annual Report on Form 10-K.

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

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated, recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. During the year ended December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, we concluded that our disclosure controls and procedures are not effective.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our sole officer concluded that, during the period covered by this annual report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in our internal control over financial reporting as of December 31, 2011; however, it has identified the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth certain information, as of December 31, 2011, with respect to our directors and executive officers.

Name	Positions Held	Age

Thomas H. Hanna, Jr.	President, Treasurer and Director	45

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2011 and 2010 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2011; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2011; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2011 that earned annual compensation during the fiscal year ended December 31, 2011 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Grant Date Fair Value of Stock and Stock Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Thomas H. Hanna, Jr.,	2011	(1)	0	0	0	0	0	0	0	0	0
Chief Executive and Financial Officer	2010	(1)	0	0	0	0	0	0	0	0	0

(1)	Excludes payments made or payable to Mr. Hanna for his services as a producer on the film BuzzKill. See “Certain Relationships and Related Transactions, and Director Independence.” Mr. Hanna’s compensation under the related producer agreement dated August 1, 2007 includes (i) $25,000 paid in 2007; (ii) $25,000 presently due and payable; and (iii) $150,000 contingent compensation related to the “net proceeds” generated by the film BuzzKill.

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

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended December 31, 2011 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 28, 2012 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;
•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of March 28, 2011. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner(3)	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Thomas H. Hanna, Jr.	Common Stock	5,755,000 shares - Direct	27.9%

All officers and directors as a group (1 person)	Common Stock	5,755,000 shares	27.9%

Dylan Hundley	Common Stock	5,751,000 shares - Direct	27.9%

Mark Tompkins Mantegazza, piano 7, app722 Via Riva Paradiso 2 CH 6900 Lugano-Paradiso, Switzerland	Common Stock	2,000,000 shares - Direct	9.7%

Westindies Enterprises Ltd. Beethovenstrasse 7 PO Box 2755 CH-8022 Zurich Switzerland	Common Stock	1,250,000 shares - Direct	6.6%

(1)	As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 20,629,000 shares of our common stock issued and outstanding on March 28, 2012.

(3)	Unless otherwise indicated, the address for each of the named beneficial owners of our common stock is c/o Eastern Resources, Inc., 166 East 34Th Street, Suite 18K, New York, NY 10016.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2011 and 2010 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2011	Fiscal year ended December 31, 2010

Audit fees (1)	$18,500	$24,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$18,500	$24,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from Inception (March 15, 2007) to December 31, 2011	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from Inception (March 15, 2007) to December 31, 2011	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from Inception (March 15, 2007) to December 31, 2011	F-6

Notes to Consolidated Financial Statements	F-7 – F-18

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (1)

4.1	10.9	Form of 10% Note Series issued by Buzz Kill, Inc. (1)

4.2	4.1	8.25% Convertible Promissory Note Issued by the Registrant to Milestone Enhanced Fund LTD dated May 8, 2009 (2)

4.3	10.7	10% Convertible Promissory Note of Registrant issued to Paramount Strategy Corp. dated January 29, 2010 (3)

4.4	10.8	Form of 10% Senior Note due April 15, 2012 issued by Buzz Kill, Inc. (4)
4.5	4.5	Form of 2011 18 month 10% Convertible Promissory Note Issued by the Registrant (5)

4.6	*	Form of 2012 18 month 10% Convertible Promissory Note Issued by the Registrant

10.1	10.1	Literary Purchase Agreement, dated April 1, 2007, among Buzz Kill, Inc. and Seasmoke, Inc. f/s/o Steven Kampmann and Matt Smollon (1)

10.2	10.2	Director Agreement, dated April 13, 2007, between Buzz Kill, Inc. and Seasmoke, Inc. (1)

Exhibit No.	SEC Report Reference No.	Description

10.3	10.3	Memorandum of Agreement, dated April 17, 2007, between Dylan Hundley and Buzz Kill, Inc. (1)

10.4	10.4	Investment Agreement, dated May 1, 2007, between Buzz Kill, Inc. and Eastern Resources, Inc. (1)

10.5	10.5	Producer Agreement, dated August 1, 2007, between Buzz Kill, Inc. and Thomas Hanna (1)

10.6	10.6	Form of Subscription Agreement between Eastern Resources, Inc. and the subscriber thereto (1)

10.7	10.7	Form of Subscription Agreement between Buzz Kill, Inc. and the subscriber thereto (1)

10.8	10.1	Form of Escrow Agreement among Buzz Kill, Inc., the buyers thereto and Emerson E. Bruns, PLLC (1)

10.9	10.8	Trade Mark License Agreement dated April 1, 2010 between Buzz Kill, Inc. and Second City Inc. (6)

10.10	10.9	Form of Subordination Agreement dated September 10, 2010 by and among the Registrant, Buzz Kill, Inc. and the Senior Creditor (4)

10.11	10.11	Form of Subscription Agreement for 18 Month 10% Convertible Promissory Note (5)

10.12	10.12	Form of Amendment Agreement to Note Series Issued by Buzz Kill, Inc. (5)

12.13	10.13	Amendment dated November 3, 2010 to Convertible Promissory Note Issued to Milestone Enhanced Fund, LTD. dated May 8, 2009 (5)

10.14	10.14	Amendment dated July 28, 2011 to Convertible Promissory Note Issued to Paramount Strategy Corp. dated January 29, 2010 (5)

10.15	*	Form of 2012 10% Convertible Note Subscription Agreement between Eastern Resources, Inc. and the subscriber thereto

Exhibit No.	SEC Report Reference No.	Description

14.1	14.1	Code of Ethics (7)

21	*	List of Subsidiaries

31.1 / 31.2	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer**

32.1 / 32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer**

(1)	Filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2008 as an Exhibit, numbered as indicated above, to Registrant’s Registration Statement on Form S-1 (Registration No. 333-149850), which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on May 15, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report (SEC File No. 333-149850) on Form 10-Q, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on March 23, 2010 as an Exhibit, numbered as indicated above, to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which exhibit is incorporated herein by reference.

(4)	Filed with the SEC on April 15, 2011 as an Exhibit, numbered as indicated above, to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, which exhibit is incorporated herein by reference.

(5)	Filed with the SEC on January 18, 2012, as an Exhibit, numbered as indicated above, to Registrant’s Post-Effective Amendment No. 2 to Form S-1(Registration No. 333-149850), which exhibit is incorporated herein by reference.

(6)	Filed with the SEC on May 17, 2010 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-149850) on Form 8-K, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on March 31, 2009 as an Exhibit, numbered as indicated above, to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which exhibit is incorporated herein by reference.

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN RESOURCES, INC.

Dated: March 30, 2012	By:	/s/ Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., President and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March, 2012.

/s/ Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., President, Principal Executive Officer, Principal Financial and Accounting Officer and Director

PART IV – FINANCIAL INFORMATION

ITEM 15.         FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from Inception (March 15, 2007) to December 31, 2011	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from Inception (March 15, 2007) to December 31, 2011	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from Inception (March 15, 2007) to December 31, 2011	F-6

Notes to Consolidated Financial Statements	F-7-F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Eastern Resources, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Eastern Resources, Inc. and Subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2011 and December 31, 2010 and from the period from Inception (March 15, 2007) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Eastern Resources, Inc. and Subsidiary as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years ended December 31, 2011, 2010, and for the period from Inception (March 15, 2007) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss since inception and has negative working capital as of December 31, 2011. As a result, the current operations are not an adequate source of cash to fund future operations. This issue among others raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Sherb & Co., LLP

New York, New York

March 29, 2012

EASTERN RESOURCES INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash	$2,125	$297
TOTAL CURRENT ASSETS	2,125	297

Prepaid expenses	3,236	5,085
Capitalized films costs	-	1,276,110

TOTAL ASSETS	$5,361	$1,281,492

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$79,423	$133,079
Loan payable - stockholder	40,000	40,000
Notes payable	297,390	-
8.25% Convertible debenture	54,820	-
10% Convertible debenture	139,270	-
Compensation payable	355,462	355,462
TOTAL CURRENT LIABILITIES	966,365	528,541

LONG-TERM LIABILITIES
Note payable - non-current	8,755	269,406
8.25% Convertible debenture	-	51,107
10% Convertible debenture, net of discount of $845 and $1,294, respectively	82,599	75,150
Derivative liability	471	219
TOTAL LIABILITIES	1,058,190	924,423

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value 10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 20,629,000 issued and outstanding at December 31, 2011 and 2010	20,629	20,629
Additional paid-in capital	903,771	903,771
Deficit accumulated in the development stage	(1,977,229)	(567,331)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,052,829)	357,069
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,361	$1,281,492

See notes to the consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			March 15, 2007
	Year Ended	Year Ended	(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Revenues	$-	$-	$-

Costs of revenues:
Impairment of capitalized film costs	(1,284,866)	-	(1,284,866)
Total costs of revenues	(1,284,866)	-	(1,284,866)

Gross profit	(1,284,866)	-	(1,284,866)

Operating expenses:
General and administrative	164,816	162,151	678,716
Total operating expenses	164,816	162,151	678,716

Net loss before other income (expense)	(1,449,682)	(162,151)	(1,963,582)

Other income (expense):
Interest income	15	3	4,044
Interest expense	(46,486)	(34,503)	(105,021)
Amortization of discount	(1,625)	(2,008)	(3,633)
Gain on fair value of derivative liability	924	3,083	4,007
Gain on forgiveness of debt	86,956	-	86,956
Net loss	$(1,409,898)	$(195,576)	$(1,977,229)

Basic and diluted earnings per share	$(0.07)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	20,629,000	20,629,000

See notes to the consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated		Total
			Additional	During	Stock	Stockholders’
	Common Stock		Paid-in	Development	Subscription	Equity
	Shares	Amount	Capital	Stage	Receivable	(Deficit)
Balance, March 15, 2007 (Inception)	-	$-	$-	$-	$-	$-
Stock issued to founders at par	11,500,000	11,500	-	-	(11,500)	-
Stock issued for cash at $0.10 per share	8,529,000	8,529	844,371	-	-	852,900
Net loss	-	-	-	(153,871)	-	(153,871)
Balance, December 31, 2007	20,029,000	20,029	844,371	(153,871)	(11,500)	699,029
Stock issued for cash at $0.10 per share	600,000	600	59,400	-	-	60,000
Write-off of subscriptions receivable	-	-	-	-	11,500	11,500
Net loss	-	-	-	(99,278)	-	(99,278)
Balance, December 31, 2008	20,629,000	20,629	903,771	(253,149)	-	671,251
Net loss	-	-	-	(118,606)	-	(118,606)
Balance, December 31, 2009	20,629,000	20,629	903,771	(371,755)	-	552,645
Net loss	-	-	-	(195,576)	-	(195,576)
Balance, December 31, 2010	20,269,000	20,629	903,771	(567,331)	-	357,069
Net loss	-	-	-	(1,409,898)	-	(1,409,898)
Balance, December 31, 2011	20,269,000	$20,629	$903,771	$(1,977,229)	$-	$(1,052,829)

See notes to the consolidated financial statements.

EASTERN RESOURCES INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			March 15, 2007
	Year Ended	Year Ended	(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,409,898)	$(195,576)	$(1,977,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on fair value of derivative liability	(924)	(3,083)	(4,007)
Amortization of discount on convertible debenture	1,625	2,008	3,633
Gain on forgiveness of debt	(86,956)	-	(86,956)
Impairment of capitalized film costs	1,284,866	-	1,284,866
Changes in operating assets and liabilities:
Increase in capitalized film costs	-	(4,499)	(1,280,719)
Decrease in capitalized interest	-	-	33,694
Decrease (increase) in prepaid expenses	1,849	(5,085)	(3,236)
Increase in accounts payable and accrued expenses	33,300	87,029	166,379
Increase in officer stock compensation	-	-	11,500
Increase in compensation payable	-	-	355,462
NET CASH USED IN OPERATING ACTIVITIES	(176,138)	(119,206)	(1,496,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	15,000	175,000
Proceeds from loans payable – shareholder	-	-	40,000
Increase in notes payable accrued interest	27,983	24,347	93,304
Proceeds from convertible debentures	131,480	70,000	246,480
Increase in convertible debentures accrued interest	18,503	10,156	31,054
Proceeds from issuance of common stock	-	-	912,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	177,966	119,503	1,498,738

INCREASE IN CASH	1,828	297	2,125
CASH-BEGINNING OF PERIOD	297	-	-
CASH-END OF PERIOD	$2,125	$297	$2,125

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	-	-
Income taxes	-	-

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

Basis of Presentation – The accompanying consolidated financial statements as of December 31, 2011 and 2010 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Note 2 – Summary of Significant Accounting Policies

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

Eastern Resources, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(A Development Stage Company)

In 2011, the Company determined that the future cash flows to be generated from the BuzzKill motion picture would not be sufficient to recover the unamortized costs for that production. The unamortized film costs were written down to $0. Accordingly, during the year ended December 31, 2011, the Company recorded an impairment in the amount of $1,284,866, which was classified as costs of revenues in the consolidated statements of operations and as an impairment of capitalized film costs in the consolidated statements of cash flows. There was no impairment recorded in the year ended December 31, 2010.

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

Revenue Recognition – The Company recognizes revenues from the sale or licensing arrangement of a film upon delivery of a completed film or the commencement of a licensing period. The Company had substantially completed film production at December 31, 2011, but realized no revenues as of that date.

Advertising Costs – Advertising costs are expensed as incurred. Expenditures for the twelve months ended December 31, 2011 and December 31, 2010 were insignificant.

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

In May 2011, the FASB issued ASU Topic 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The implementation of ASU Topic 2011-04 did not have a material impact on financial statement disclosures for the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Note 3 – Going Concern

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

On December 30, 2011, Buzz Kill amended and restated the $15,000 Senior Note due on April 15, 2012 for an additional amount of $8,755, for the total restated principal amount of $23,755, bearing 10% interest. The original principal and interest on the Senior Note will mature on April 15, 2012. The $8,755 additional principal represents payments made by the lender on behalf of the Company for costs incurred in the physical production of the BuzzKill motion picture. As the Company determined that the future cash flows to be generated from the film would not be sufficient to recover the unamortized costs for that production, the unamortized film costs were written down to $0.

Eastern Resources, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(A Development Stage Company)

At December 31, 2011 and December 31, 2010, the Company recorded related accrued interest of $27,984 and $24,347, respectively. The total accrued interest from the date of the agreements amounted to $93,305 as of December 31, 2011.

Note 5 – Loan Payable – Stockholder

In July 2007, the Company received a bridge loan of $100,000 from Mr. Hanna (the “Hanna Loan”). Subsequent repayments of $60,000 have reduced the Hanna Loan to an outstanding amount of $40,000 as of December 31, 2010. The Hanna Loan is unsecured, interest free, and repayable on demand. As a result of the issuance of the Senior Note, the Hanna Loan is now subordinated to the Senior Note.

Note 6 – Convertible Note Payable and Derivatives

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

At December 31, 2011 and December 31, 2010, the Company recorded accrued interest of $3,713 and $3,712, respectively, related to the convertible debenture. The total accrued interest from the date of the agreement amounts to $9,820 as of December 31, 2011.

10% Convertible Debenture - Paramount

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

As of January 29, 2010 (date of note issuance), the fair value of the derivatives was $3,302. As a result, a discount of $3,302 on the Paramount Promissory Note and a derivative liability of $3,302 were recorded on January 29, 2010. As of December 31, 2010, the fair value of the derivatives was $219. The revaluation of the derivatives as of July 28, 2011 (expiration date) resulted in a value of derivative liability of $0; the change in fair value during the period from December 31, 2010 to July 28, 2011 resulted in a recorded gain on fair value of derivative liability of $219 in the accompanying consolidated statement of operations. For the period from December 31, 2010 to July 28, 2011, the Company also amortized the discount on the note for $1,294, with the unamortized discount on the Paramount Promissory Note at $0.

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

With the extension of the Paramount Promissory Note maturity through January 28, 2013, the fair value of the new associated derivative was $1,176. As a result, a discount of $1,176 and a derivative liability of $1,176 were recorded on July 28, 2011. The change in fair value during the period from July 28, 2011 to December 31, 2011 resulted in a recorded gain on fair value of derivative liability of $705 in the accompanying consolidated statements of operations. For the period from July 28, 2011 to December 31, 2011, the Company also amortized the discount on the note for $331, with the unamortized discount on the Paramount Promissory Note at $845.

The fair value of the derivative was determined using the Black-Scholes option pricing model with the following assumptions:

	January 28, 2011	December 31, 2011
Common stock issuable upon conversion	700,000	700,000
Estimated market value of common stock on measurement date	$0.02	$0.02
Exercise price	$0.10	$0.10
Risk free interest rate (1)	0.42%	0.42%
Term in years	1.49 years	1.08 years
Expected volatility	94%	90%
Expected dividends (2)	0%	0%

(1)	The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the note.

(2)	Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

10% Convertible Debentures

On April 27, 2011, June 6, 2011, and June 27, 2011, the Company completed three closings of a private placement offering for a total of approximately $131,500 in principal of 18-month, 10% convertible notes. The principal and accrued interest will be mandatorily converted into the securities or instruments issued by the Company in the next financing in which the Company raises a minimum of $1,000,000, at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing by the Company, if the financing is an issuance of stock (or units of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by the Company, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock).

Eastern Resources, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(A Development Stage Company)

As of December 31, 2011, the Company owed principal and accrued interest to six note holders in the amount of $139,270.

The Company evaluated the conversion options under FASB ASC Topic 815 – 40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon the aforementioned closing of the next private placement offering. As the closing had not occurred as of the period ended December 31, 2011, and as per FASB ASC Topic 470 – 20, the derivative instrument nor the beneficial conversion feature need not be accounted for as of December 31, 2011.

Note 7 – Fair Value Measurements

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

Eastern Resources, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(A Development Stage Company)

The Company’s determination of fair value of its derivative instruments incorporates various factors required under FASB Topic ASC 815. The fair values of the Company’s derivatives are valued using less observable data from objective sources as inputs into internal valuation models. Therefore, the Company considers the fair value of its derivatives to be Level 3 hierarchy. At December 31, 2011 and 2010, the aggregate Level 3 fair value of the derivative liabilities was $471 and $219, respectively. The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model (see Note 6).

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Year Ended December 31,
	2011	2010
Derivative liabilities - beginning balance	$219	$-
Additions	1,176	3,302
Reductions	(219)	-
Change in fair value	(705)	(3,083)
Derivative liabilities - ending balance	$471	$219

Gain (loss) on fair value of derivative liabilities, net, included in earnings for the period ended December 31, 2011 and 2010	$924	$3,083

 Note 8 – Compensation Payable

Compensation payable of $355,462 as of December 31, 2011 and 2010 is derived from various agreements entered into by the Company in April and August of 2007. The amounts payable by the Company have not changed from the prior year and will not change until such time that the Company begins to generate revenues from the film, BuzzKill.

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

At December 31, 2011, unpaid compensation as reflected above is included in the balance sheet as compensation payable and is as follows:

(a)	Ms. Hundley	$70,000
(b)	Mr. Hanna, President	175,000
(c)	Story and author’s rights	25,462
(d)	Director	85,000
	Total	$355,462

Note 9 - Vendor Release and Settlements

During July 2011, the Company’s legal counsel agreed to write off certain invoices related to legal services provided to the Company. Payable amounts totaling $86,956 were written off, and a gain was recorded.

Note 10 – Income Taxes

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

Eastern Resources, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(A Development Stage Company)

For the year end December 31, 2011 and 2010, the benefit for income taxes differs from the amounts computed by applying the statutory federal income tax rate to the loss before provision for income taxes; the reconciliation is as follows:

	2011	2010
Benefit computed at statutory rate	$563,959	$77,830
Income tax benefit not utilized	(563,959)	(77,830)
Net income tax benefit	$-	$-

The Company had a net operating loss carry-forward for tax purposes of approximately $1,969,921 and $559,023 at December 31, 2011 and 2010, which expires in the year 2030 and 2031, respectively.  Listed below are the tax effects of the items related to the Company’s net tax asset:

	2011	2010
Tax benefit of net operating loss carry-forward	$775,331	$211,372
Valuation allowance	(775,331)	(211,372)
Net deferred tax asset recorded	$-	$-

Note 11 – Issuance of Common and Preferred Stock

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

As of December 31, 2011, there were 20,629,000 shares of common stock issued and outstanding. No preferred stock shares have been issued.

Note 12 – Commitments and Contingencies

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

Note 13 – Subsequent Events

On February 1, 2012, the Company closed a private placement offering (the “February 2012 Offering”) of its 10% convertible promissory notes (the “February 2012 Notes”). In the February 2012 Offering, the Company sold $30,000 in principal amount of the February 2012 Notes to one existing investor. The February 2012 Notes mature on July 31, 2013 and will be automatically converted at the initial closing of the Company’s next private placement in which the Company sells at least $1,000,000 of its securities, so long as such offering closes concurrent with the closing of a related merger or other acquisition transaction.

