Form 10-K/A
period 2011-12-31
Eastern Resources, Inc.
filed 2012-04-02
CIK 1429373

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-149850

Eastern Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-0582098
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

166 East 34th Street., Suite 18K,
New York, NY	10016
(Address of principal executive offices)	(Postal Code)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Eastern Resources, Inc. (the “Company”) for the year ended December 31, 2011 (“Form 10-K”), as filed with the Securities and Exchange Commission on March 30, 2011, is being filed solely to furnish Exhibit 101 to the Form 10-K as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-K furnishes the following items in eXtensible Business Reporting Language: (i) the Company’s consolidated balance sheets as of December 31, 2011 and 2010, (ii) the Company’s consolidated statements of operations for the years ended December 31, 2011 and 2010 and for the period from Inception (March 15, 2007) to December 31, 2011, (iii) the Company’s consolidated statements of changes in stockholders’ equity (deficit) for the period from Inception to December 31, 2011, (iv) the Company’s consolidated statements of cash flows for the years ended December 31, 2011 and 2010 and for the period from Inception to December 31, 2011, and (iv) the notes to the Company’s consolidated financial statements.

No changes have been made to the Form 10-K other than the furnishing of Exhibit 101 described above. This Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

2

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

3

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

The following exhibits are included as part of this report:

	SEC Report
	Reference
Exhibit No.	No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (1)

4.1	10.9	Form of 10% Note Series issued by Buzz Kill, Inc. (1)

4.2	4.1	8.25% Convertible Promissory Note Issued by the Registrant to Milestone Enhanced Fund LTD dated May 8, 2009 (2)

4.3	10.7	10% Convertible Promissory Note of Registrant issued to Paramount Strategy Corp. dated January 29, 2010 (3)

4.4	10.8	Form of 10% Senior Note due April 15, 2012 issued by Buzz Kill, Inc. (4)

4.5	4.5	Form of 2011 18 month 10% Convertible Promissory Note Issued by the Registrant (5)

4.6	4.6	Form of 2012 18 month 10% Convertible Promissory Note Issued by the Registrant (6)

10.1	10.1	Literary Purchase Agreement, dated April 1, 2007, among Buzz Kill, Inc. and Seasmoke, Inc. f/s/o Steven Kampmann and Matt Smollon (1)

10.2	10.2	Director Agreement, dated April 13, 2007, between Buzz Kill, Inc. and Seasmoke, Inc. (1)

10.3	10.3	Memorandum of Agreement, dated April 17, 2007, between Dylan Hundley and Buzz Kill, Inc. (1)

4

	SEC Report
	Reference
Exhibit No.	No.	Description

10.4	10.4	Investment Agreement, dated May 1, 2007, between Buzz Kill, Inc. and Eastern Resources, Inc. (1)

10.5	10.5	Producer Agreement, dated August 1, 2007, between Buzz Kill, Inc. and Thomas Hanna (1)

10.6	10.6	Form of Subscription Agreement between Eastern Resources, Inc. and the subscriber thereto (1)

10.7	10.7	Form of Subscription Agreement between Buzz Kill, Inc. and the subscriber thereto (1)

10.8	10.1	Form of Escrow Agreement among Buzz Kill, Inc., the buyers thereto and Emerson E. Bruns, PLLC (1)

10.9	10.8	Trade Mark License Agreement dated April 1, 2010 between Buzz Kill, Inc. and Second City Inc. (7)

10.10	10.9	Form of Subordination Agreement dated September 10, 2010 by and among the Registrant, Buzz Kill, Inc. and the Senior Creditor (4)

10.11	10.11	Form of Subscription Agreement for 18 Month 10% Convertible Promissory Note (5)

10.12	10.12	Form of Amendment Agreement to Note Series Issued by Buzz Kill, Inc. (5)

12.13	10.13	Amendment dated November 3, 2010 to Convertible Promissory Note Issued to Milestone Enhanced Fund, LTD. dated May 8, 2009 (5)

10.14	10.14	Amendment dated July 28, 2011 to Convertible Promissory Note Issued to Paramount Strategy Corp. dated January 29, 2010 (5)

10.15	10.15	Form of 2012 10% Convertible Note Subscription Agreement between Eastern Resources, Inc. and the subscriber thereto (6)

14.1	14.1	Code of Ethics (8)

21	21	List of Subsidiaries (6)

5

SEC Report
Reference
Exhibit No.	No.	Description

31.1 / 31.2	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer**

32.1 / 32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer**

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2008 as an Exhibit, numbered as indicated above, to Registrant’s Registration Statement on Form S-1 (Registration No. 333-149850), which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on May 15, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report (SEC File No. 333-149850) on Form 10-Q, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on March 23, 2010 as an Exhibit, numbered as indicated above, to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which exhibit is incorporated herein by reference.

(4)	Filed with the SEC on April 15, 2011 as an Exhibit, numbered as indicated above, to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, which exhibit is incorporated herein by reference.

(5)	Filed with the SEC on January 18, 2012, as an Exhibit, numbered as indicated above, to Registrant’s Post-Effective Amendment No. 2 to Form S-1(Registration No. 333-149850), which exhibit is incorporated herein by reference.

(6)	Filed with the SEC on March 30, 2011 as an exhibit, numbered as indicated above, to the Registrant’s annual report (SEC File No. 333-149850) on Form 10-K, which exhibit is incorporated herein by reference

6

(7)	Filed with the SEC on May 17, 2010 as an exhibit, numbered as indicated above, to the Registrant’s current report (SEC File No. 333-149850) on Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on March 31, 2009 as an Exhibit, numbered as indicated above, to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which exhibit is incorporated herein by reference.

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

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN RESOURCES, INC.

Dated: April 2, 2012	By:	/s/ Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., President and
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 2nd day of April, 2012.

/s/ Thomas H. Hanna, Jr.
Thomas H. Hanna, Jr., President, Principal Executive
Officer, Principal Financial and Accounting Officer and Director