Form 10-Q
period 2012-03-31
Eastern Resources, Inc.
filed 2012-05-15
CIK 1429373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-149850

EASTERN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-0582098
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1610 Wynkoop Street, Suite 400, Denver, CO 80202

(Address of principal executive offices)

(303) 893-2334

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

There were 99,085,000 shares of the issuer’s common stock outstanding as of May 15, 2012.

EASTERN RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

EXPLANATORY NOTE

As used in this Quarterly Report, unless otherwise stated or the context clearly indicates otherwise, the term “ESRI” refers to Eastern Resources, Inc., before giving effect to the Merger (defined below), the term “MTMI” refers to Montana Tunnels Mining, Inc., a Delaware corporation, the term “EGI” refers to Elkhorn Goldfields, Inc., a Montana corporation, and the terms “Company,” “we,” “us,” and “our” refer to Eastern Resources, Inc., and its wholly-owned subsidiaries, including MTMI and EGI, after giving effect to the Merger.

On April 6, 2012, (i) MTMI Acquisition Corp., a Delaware corporation formed on February 27, 2012 and a wholly-owned subsidiary of ESRI (“MTMI Acquisition Sub”), merged with and into MTMI, a wholly-owned subsidiary of Elkhorn Goldfields LLC, a Delaware limited liability company (“EGLLC”), with MTMI as the surviving corporation and (ii) EGI Acquisition Corp., a Montana corporation formed on February 27, 2012 and a wholly-owned subsidiary of ESRI (“EGI Acquisition Sub”), merged with and into EGI, a wholly-owned subsidiary of EGLLC, with EGI as the surviving corporation (collectively, the “Merger”). As a result of the Merger and the Split-Off (as defined below), ESRI discontinued its pre-Merger business and acquired the business of MTMI and EGI as of April 6, 2012, and will continue the existing business operations of MTMI and EGI as a publicly-traded company under the name Eastern Resources, Inc.

Due to the post acquisition reporting requirements of Securities and Exchange Commission (the “SEC”) rules, the following financial statements and notes to the financial statements present information for ESRI as of and for the quarter ended March 31, 2012. These financial statements and notes only refer to ESRI’s business and financial position and related results prior to the closing of the Merger. For information regarding our ongoing operations post-Merger and related financial statements, we refer you to our Current Report on Form 8-K filed with the SEC on April 12, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	5

Consolidated Statements of Operations for the three month periods ended March 31, 2012 (Unaudited) and March 31, 2011 (Unaudited) and for the period from March 15, 2007 (Inception) to March 31, 2012 (Unaudited)	6

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 (Unaudited) and March 31, 2011 (Unaudited) and for the period from March 15, 2007 (Inception) to March 31, 2012 (Unaudited)	7

Notes to the Unaudited Consolidated Financial Statements	8

EASTERN RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,791	$2,125
TOTAL CURRENT ASSETS	3,791	2,125

Prepaid expenses	16,274	3,236

TOTAL ASSETS	$20,065	$5,361

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$196,516	$79,423
Loan payable - stockholder	40,000	40,000
Notes payable	304,827	297,390
8.25% Convertible debenture	55,748	54,820
10% Convertible debentures	142,512	139,270
10% Convertible debenture, net of discount of $650	84,539	-
Compensation payable	355,462	355,462
TOTAL CURRENT LIABILITIES	1,179,604	966,365

LONG-TERM LIABILITIES
Notes payable - non-current	8,978	8,755
10% Convertible debentures	30,485	-
10% Convertible debenture, net of discount of $845	-	82,599
Derivative liability	181	471
TOTAL LIABILITIES	1,219,248	1,058,190

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized; 20,629,000 issued and outstanding as of March 31, 2012 and December 31, 2011	20,629	20,629
Additional paid-in capital	903,771	903,771
Deficit accumulated in the development stage	(2,123,583)	(1,977,229)
TOTAL STOCKHOLDERS' DEFICIT	(1,199,183)	(1,052,829)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,065	$5,361

See notes to the unaudited consolidated financial statements.

EASTERN RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			March 15, 2007
			(Inception)
	Three Months Ended		to
	March 31, 2012	March 31, 2011	March 31, 2012

Revenues	$-	$-	$-

Costs of revenues:
Impairment of capitalized film costs	-	-	(1,284,866)
Total costs of revenues	-	-	(1,284,866)

Gross profit	-	-	(1,284,866)

Operating expenses:
General and administrative	132,390	25,446	811,106
Total operating expenses	132,390	25,446	811,106

Net loss before other income (expense)	(132,390)	(25,446)	(2,095,972)

Other income (expense):
Interest income	1	-	4,045
Interest expense	(14,060)	(9,393)	(119,081)
Amortization of discount	(195)	(548)	(3,828)
Gain on fair value of derivative liability	290	203	4,297
Gain on forgiveness of debt	-	-	86,956
Net loss	$(146,354)	$(35,184)	$(2,123,583)

Basic and diluted earnings per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	20,629,000	20,629,000

See notes to the unaudited consolidated financial statements.

EASTERN RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months	Inception
	Ended	Ended	(March 15, 2007) to
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(146,354)	$(35,184)	$(2,123,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on fair value of derivative liability	(290)	(203)	(4,297)
Amortization of discount on convertible debenture	195	548	3,828
Gain on forgiveness of debt	-	-	(86,956)
Impairment of capitalized film costs	-	-	1,284,866
Changes in operating assets and liabilities:
Increase in capitalized film costs	-	-	(1,280,719)
Decrease in capitalized interest	-	-	33,694
Decrease (increase) in prepaid expenses	(13,038)	461	(16,274)
Increase in accounts payable and accrued expenses	117,093	24,984	283,472
Increase in officer stock compensation	-	-	11,500
Increase in compensation payable	-	-	355,462
NET CASH USED IN OPERATING ACTIVITIES	(42,394)	(9,394)	(1,539,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	-	175,000
Proceeds from loans payable - shareholder	-	-	40,000
Increase in notes payable accrued interest	7,660	6,740	100,964
Proceeds from convertible debentures	30,000	-	276,480
Increase in convertible debentures accrued interest	6,400	2,654	37,454
Proceeds from issuance of common stock	-	-	912,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,060	9,394	1,542,798

INCREASE IN CASH	1,666	-	3,791
CASH - BEGINNING OF PERIOD	2,125	297	-
CASH - END OF PERIOD	$3,791	$297	$3,791

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

See notes to the unaudited consolidated financial statements.

EASTERN RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

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

Split-Off and Merger – Refer to Subsequent Events (Note 12).

Basis of Presentation – The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the information set forth therein have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be experienced for the fiscal year ending December 31, 2012. The accompanying financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 30, 2012.

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

Revenue Recognition – The Company recognizes revenues from the sale or licensing arrangement of a film upon delivery of a completed film or the commencement of a licensing period. The Company had substantially completed film production at March 31, 2012, but realized no revenues as of that date.

Advertising Costs – Advertising costs are expensed as incurred. Expenditures for the three months ended March 31, 2012 and March 31, 2011 were insignificant.

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

Note 3 – Going Concern

The Company at present has insufficient funds to sustain the cash flows required to meet the anticipated operating costs to be incurred in the next twelve months. Management intends to sell additional equity and/or debt securities in the future to meet it operating needs and to bring the Company, post-Merger, to revenue generation. However, there can be no assurance that the Company will be successful in raising significant additional funds. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At March 31, 2012 and December 31, 2011, the Company recorded related accrued interest of $7,660 and $27,984, respectively. The total accrued interest from the date of the agreements amounted to $100,965 as of March 31, 2012.

Note 5 – Loan Payable – Stockholder

In July 2007, the Company received a bridge loan of $100,000 from Mr. Hanna (the “Hanna Loan”). Subsequent repayments of $60,000 have reduced the Hanna Loan to an outstanding amount of $40,000 as of March 31, 2012. The Hanna Loan is unsecured, interest free, and repayable on demand. As a result of the issuance of the Senior Note, the Hanna Loan is now subordinated to the Senior Note.

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

At March 31, 2012 and December 31, 2011, the Company recorded accrued interest of $928 and $3,713, respectively, related to the convertible debenture. The total accrued interest from the date of the agreement amounts to $10,748 as of March 31, 2012.

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

With the extension of the Paramount Promissory Note maturity through January 28, 2013, the fair value of the new associated derivative was $1,176. As a result, a discount of $1,176 and a derivative liability of $1,176 were recorded on July 28, 2011. The change in fair value during the period from December 31, 2011 to March 31, 2012 resulted in a recorded gain on fair value of derivative liability of $290 in the accompanying consolidated statements of operations. For the period from December 31, 2011 to March 31, 2012, the Company also amortized the discount on the note for $195, with the unamortized discount on the Paramount Promissory Note at $650.

The fair value of the derivative was determined using the Black-Scholes option pricing model with the following assumptions:

	January 28, 2011	March 31, 2012
Common stock issuable upon conversion	700,000	700,000
Estimated market value of common stock on measurement date	$0.02	$0.02
Exercise price	$0.10	$0.10
Risk free interest rate (1)	0.42%	0.42%
Term in years	1.49 years	0.83 years
Expected volatility	94%	87%
Expected dividends (2)	0%	0%

(1)	The risk-free interest rate was estimated by management using the U.S. Treasury zero-coupon yield over the contractual term of the note.

(2)	Management estimated the dividend yield at 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

10% Convertible Debentures

On April 27, 2011, June 6, 2011, June 27, 2011, and February 1, 2012, the Company completed closings of private placement offerings for a total of approximately $161,500 in principal of 18-month, 10% convertible notes. The principal and accrued interest will be mandatorily converted into the securities or instruments issued by the Company in the next financing in which the Company raises a minimum of $1,000,000, at a price equal to either (a) the price per share of stock (or unit of stock and other securities) paid by investors in the next securities offering or other financing by the Company, if the financing is an issuance of stock (or units of stock and other securities), or (b) the price paid by investors in the next securities offering or other financing by the Company, expressed as a percentage of the face amount of debt securities, if the financing is an issuance of debt securities (or units of debt securities and other securities) (including debt securities convertible into stock). The February 2012 note will be automatically converted at the initial closing of the Company’s next private placement in which the Company sells at least $1,000,000 of its securities, so long as such offering closes concurrent with the closing of a related merger or other acquisition transaction.

As of March 31, 2012, the Company owed principal and accrued interest to seven note holders in the amount of $172,997.

The Company evaluated the conversion options under FASB ASC Topic 815 – 40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon the aforementioned closing. As the closing had not occurred as of the period ended March 31, 2012, and as per FASB ASC Topic 470 – 20, the derivative instrument nor the beneficial conversion feature need not be accounted for as of March 31, 2012.

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

The Company’s determination of fair value of its derivative instruments incorporates various factors required under FASB Topic ASC 815. The fair values of the Company’s derivatives are valued using less observable data from objective sources as inputs into internal valuation models. Therefore, the Company considers the fair value of its derivatives to be Level 3 hierarchy. At March 31, 2012 and December 31, 2011, the aggregate Level 3 fair value of the derivative liabilities was $181 and $471, respectively. The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model (see Note 6).

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs
	(Level 3)
	Periods Ended
	March 31, 2012	December 31, 2011
Derivative liabilities - beginning balance	$471	$219
Additions	-	1,176
Reductions	-	(219)
Change in fair value	(290)	(705)
Derivative liabilities - ending balance	$181	$471

Gain (loss) on fair value of derivative liabilities, net, included in earnings for the period ended March 31, 2012 and December 31, 2011	$290	$924

Note 8 – Compensation Payable

Compensation payable of $355,462 as of March 31, 2012 and December 31, 2011 is derived from various agreements entered into by the Company in April and August of 2007. The amounts payable by the Company have not changed from the prior year and will not change until such time that the Company begins to generate revenues from the film, BuzzKill.

Below is a summary of the agreements:

(a)	On April 17, 2007, Ms. Hundley entered into a memorandum agreement with the Company pursuant to which Ms. Hundley agreed to introduce Buzz Kill to third parties who may be interested in lending or investing or in any other way financing all or a portion of the development and/or production of our film, BuzzKill. Under the agreement, Ms. Hundley is entitled to the following payments (i) $40,000 in finder’s fees, of which $20,000 is deferred, (ii) $50,000 in deferred compensation for her producer services, and (iii) contingent compensation in an amount equal to 5% of the “net proceeds” of the film.

(b)	On August 1, 2007, Mr. Hanna entered into a producer agreement with Buzz Kill, Inc. pursuant to which Mr. Hanna will provide preparation, production, and post-production services in connection with the film, BuzzKill. Mr. Hanna’s compensation under the agreement included (a) $50,000, of which $25,000 remained unpaid at December 31, 2008, (b) a deferral in the amount of $150,000, and (c) the remaining “net proceeds” generated by the film after deducting “off-the-top” of all third party profit participations.

(c)	On April 1, 2007, the Company agreed to purchase all rights, title, and interests in the screenplay (“BuzzKill”). The initial consideration was $12,500 and a deferral of $25,462. The Company is contingently obligated for 7% of the net proceeds. If the picture is released as a theatrical motion picture and the box office receipts from exhibition in “North America” reach or exceed $15,000,000, the Company will pay the seller $25,000 and an additional $25,000 for each additional $15,000,000 in receipts thereafter.

(d)	On April 13, 2007, the Company engaged the services of a director for the screenplay “BuzzKill.” Agreed upon compensation amounted to $105,000, of which $20,000 was paid, $35,000 was due at December 31, 2008, and $50,000 was deferred. Additional compensation is payable at 5% of the net proceeds. If the picture is released as a theatrical motion picture and box office receipts reach or exceed $15,000,000, the Company will pay the director $25,000 and an additional $25,000 for each $15,000,000 in receipts thereafter.

At March 31, 2012, unpaid compensation as reflected above is included in the balance sheet as compensation payable and is as follows:

(a)	Ms. Hundley	$70,000
(b)	Mr. Hanna, President	175,000
(c)	Story and author’s rights	25,462
(d)	Director	85,000
	Total	355,462

Note 9 – Vendor Release and Settlements

During July 2011, the Company’s legal counsel agreed to write off certain invoices related to legal services provided to the Company. Payable amounts totaling $86,956 were written off, and a gain was recorded.

Note 10 – Issuance of Common and Preferred Stock

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

As of March 31, 2012, there were 20,629,000 shares of common stock issued and outstanding. No preferred stock shares have been issued.

Note 11 – Commitments and Contingencies

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

In January 2011, the Company signed a domestic DVD and television distribution agreement with Indican Pictures, a Los Angeles-based distribution company. The Company will be working in conjunction with the distributor to provide and assist in marketing efforts on behalf of the film, BuzzKill, leading up to and continuing through its release. Indican will market and distribute the film in exchange for a percentage of royalties. As such, additional out-of-pocket expenses for marketing and sales relating to the distribution of the film will be minimal to nil. The distributor has committed $50,000 to the marketing efforts of the film and has agreed to pay for certain deliverable costs. The Company expects the title to be available to the public during the second quarter of 2012, although there can be no assurances that this will occur.

Note 12 – Subsequent Events

On April 6, 2012, (i) MTMI Acquisition Corp., a Delaware corporation formed on February 27, 2012 and a wholly-owned subsidiary of ESRI (“MTMI Acquisition Sub”), merged with and into MTMI, a wholly-owned subsidiary of Elkhorn Goldfields LLC, a Delaware limited liability company (“EGLLC”), with MTMI as the surviving corporation and (ii) EGI Acquisition Corp., a Montana corporation formed on February 27, 2012 and a wholly-owned subsidiary of ESRI (“EGI Acquisition Sub”), merged with and into EGI, a wholly-owned subsidiary of EGLLC, with EGI as the surviving corporation (collectively, the “Merger”).

In conjunction with, and concurrent upon, the closing of the Merger, ESRI split off Buzz Kill. The Split-Off was accomplished through the exchange of 5,793,000 shares of the Company’s Common Stock held by certain ESRI shareholders (the “Split-Off Shareholders”) for all of the issued and outstanding shares of common stock of Buzz Kill. Thomas H. Hanna, Jr., the Company’s sole officer and director prior to the Merger, exchanged 5,755,000 shares of the Company’s Common Stock for Buzz Kill shares as part of the Split-Off.  The Company executed a Split-Off Agreement and General Release Agreement with Buzz Kill and the Split-Off Shareholders.

Pursuant to an investment agreement, dated May 1, 2007, between ESRI and Buzz Kill, ESRI provided financing to Buzz Kill in the amount of $800,000 for the production of BuzzKill. Under that agreement, ESRI received a “first priority” right of recoupment of the financing amount and a 20% premium, plus a certain percentage of net proceeds from the sale of the Film, if any. As an inducement to the Split-Off Shareholders to agree to the Split-Off, ESRI and Buzz Kill terminated and cancelled the investment agreement effective as of the closing of the Merger. Pursuant to this agreement cancellation, ESRI relinquished its right to recoup its $800,000 investment in Buzz Kill and Buzz Kill no longer is required to share any net revenue from sales of the Film with us.

As a result of the Merger and the Split-Off, ESRI discontinued its pre-Merger business and acquired the business of MTMI and EGI as of April 6, 2012, and will continue the existing business operations of MTMI and EGI as a publicly-traded company under the name Eastern Resources, Inc. Refer to the Form 8-K filed with the SEC on April 12, 2012.

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

Background and Legacy Operations

ESRI was formed as a Delaware corporation on March 15, 2007 for the purpose of producing full length independent feature films through its then-wholly-owned subsidiary, Buzz Kill, Inc., a New York corporation (“Buzz Kill”). Since inception and up until the Merger closing date, ESRI engaged in the production and attempted distribution of its first independent, full-length feature film entitled “BuzzKill” (or, the “Film”).

Due to the lack of success in marketing the Film and ESRI’s belief that sales of BuzzKill, if any, would not generate any material revenues for the distributors, Buzz Kill or ESRI and that, as a result, ESRI would not be able to recover, in a material way, any costs expended so far by ESRI or Buzz Kill relating to the Film, ESRI decided in 2011 to write down its capitalized film costs to $0.

Recent Developments

Merger with MTMI and EGI

On April 6, 2012, ESRI, MTMI Acquisition Sub, EGI Acquisition Sub, MTMI, EGI and EGLLC entered into a merger agreement, which closed on the same date, and pursuant to which (i) MTMI Acquisition Sub merged with and into MTMI with MTMI as the surviving corporation and (ii) EGI Acquisition Sub merged with and into EGI with EGI as the surviving corporation. As a result of the Merger, MTMI and EGI became our wholly-owned subsidiaries.

Pursuant to the Merger, we ceased to engage in the acquisition, production and distribution of independent films and acquired the business of MTMI and EGI to engage in exploration and production activities in the precious metals mining industry, as a publicly-traded company under the name Eastern Resources, Inc.

As of the closing of the Merger, Thomas H. Hanna Jr., the sole officer of ESRI prior to the Merger, resigned his positions as an officer and director of ESRI, and Patrick Imeson was appointed our Chairman and Chief Executive Officer, Robert Trenaman was appointed our President and Chief Operating Officer, Eric Altman was appointed our Chief Financial Officer, Treasurer and Vice President–Finance, and Timothy G. Smith was appointed Vice President–General Manager–Montana Tunnels Mine.

For more detailed information relating to the Merger and our ongoing operations post-Merger, we refer you to our Current Report on Form 8-K filed with the SEC on April 12, 2012.

Split-Off

In conjunction with, and concurrent upon, the closing of the Merger, ESRI split off Buzz Kill. Buzz Kill had been formed to produce the feature length film entitled “BuzzKill” and to market the film to distributors in the United States and abroad. The Split-Off was accomplished through the exchange of 5,793,000 shares of our Common Stock held by certain ESRI shareholders (the “Split-Off Shareholders”) for all of the issued and outstanding shares of common stock of Buzz Kill. Thomas H. Hanna, Jr., our sole officer and director prior to the Merger, exchanged 5,755,000 shares of our Common Stock for Buzz Kill shares as part of the Split-Off.  We executed a Split-Off Agreement and General Release Agreement with Buzz Kill and the Split-Off Shareholders.

Pursuant to an investment agreement, dated May 1, 2007, between ESRI and Buzz Kill, ESRI provided financing to Buzz Kill in the amount of $800,000 for the production of BuzzKill. Under that agreement, ESRI received a “first priority” right of recoupment of the financing amount and a 20% premium, plus a certain percentage of net proceeds from the sale of the Film, if any. As an inducement to the Split-Off Shareholders to agree to the Split-Off, ESRI and Buzz Kill terminated and cancelled the investment agreement effective as of the closing of the Merger. Pursuant to this agreement cancellation, ESRI relinquished its right to recoup its $800,000 investment in Buzz Kill and Buzz Kill no longer is required to share any net revenue from sales of the Film with us.

At the closing of the Merger, holders of approximately $233,755 of Buzz Kill promissory notes agreed to release us from any obligations ESRI might have had with respect to those notes, having been the parent company of Buzz Kill prior to the Split-Off.

Results of Operations

Due to the post acquisition reporting requirements of SEC rules, the following discussion in this section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” only refers to ESRI’s business and financial position and related results prior to the closing of the Merger. It does not include any information on us or our operating subsidiaries, MTMI or EGI, following the closing of the Merger.

Quarter Ended March 31, 2012 and 2011

For the quarter ended March 31, 2012, and since ESRI’s date of inception (March 15, 2007), ESRI did not generate any operating revenues.

ESRI incurred total operating expenses of $132,390 for the three month period ended March 31, 2012, as compared to total operating expenses of $25,446 for the three month period ended March 31, 2011. The increase in total operating expenses was due primarily to the increase in legal and other professional fees incurred related to the Merger.

ESRI incurred interest expense of $14,060 for the three month period ended March 31, 2012, as compared to interest expense of $9,393 for the three month period ended March 31, 2011.

ESRI has not generated any operating revenues since its inception and its net loss from inception through March 31, 2012 was $2,123,583.

Liquidity and Capital Resources

ESRI’s cash and cash equivalents balance at March 31, 2012 was $3,791 as compared to $2,125 at December 31, 2011.

The report of ESRI’s independent registered accounting firm on its audited consolidated financial statements for the fiscal year ended December 31, 2011 contained a going concern qualification, as ESRI has suffered losses since its inception. As of March 31, 2012, ESRI had minimal assets and had achieved no revenues since its inception. Historically, ESRI depended on loans and sales of equity securities to conduct operations.

As of the closing of, and as a condition to, the Merger, holders of approximately $270,000 in principal amount of ESRI convertible promissory notes surrendered those notes to ESRI for cancellation. These note holders agreed to release us from any obligations to them relating to the notes.

Additionally, at the closing of, and as a condition to, the Merger, holders of approximately $233,755 in principal amount of Buzz Kill promissory notes agreed to release us from any obligations we might have had with respect to these notes, having been the parent company of Buzz Kill prior to the Split-Off.

As of March 31, 2012 ESRI did not have any available credit, bank financing or other external sources of liquidity. Due to its brief history and historical operating losses, ESRI’s operations were not a source of liquidity.

Following the closing of the Merger, we intend to raise additional capital to provide financing for our ongoing operations and the operations of our two mining subsidiaries MTMI and EGI, to execute our business plan, build our operations and become profitable. Also, we will need to obtain additional capital to maintain our public company regulatory requirements. In order to obtain capital, we will need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

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

The management of Eastern Resources, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our senior management, consisting of Thomas H. Hanna, Jr., our then-Chief Executive and Chief Financial Officer, ESRI conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2012, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, ESRI’s then-chief executive and chief financial officer concluded, as of the Evaluation Date, that ESRI’s disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in ESRI’s internal control over financial reporting which is identified below.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of ESRI’s internal control over financial reporting, ESRI’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, ESRI’s then-sole officer concluded that, during the period covered by this quarterly report, ESRI’s internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in its internal control over financial reporting as of March 31, 2012; however, it did identify the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in ESRI’s internal control over financial reporting as of that date:

1.	ESRI did not have an audit committee. We are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

2.	ESRI did not maintain proper segregation of duties for the preparation of its financial statements. Prior to the closing of the Merger, ESRI had only one officer overseeing all transactions. This resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

Management believes that the material weaknesses set forth the two items above did not have an effect on ESRI’s financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on ESRI’s Board of Directors resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which, absent the merger, could have resulted in a material misstatement in ESRI’s financial statements in future periods.

Management's Remediation Initiatives

The material weaknesses identified above reflect ESRI’s management and control profile prior to the closing of the Merger. Following the closing of the Merger, we now have a segregation of duties at the executive level with a new chief executive officer and a chief financial officer with technical accounting expertise. We also have a number of employees supporting these executive functions. Additionally, our Board of Directors is now comprised of four members, one of whom we have determined is independent.

We believe that this post-Merger structure plus other enhancement measures that we expect to introduce, including the establishment of an audit committee, will enable us to establish, monitor and maintain effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in ESRI’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2012, ESRI was not a party to nor was it aware of any existing, pending or threatened lawsuits or other legal actions involving it.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2012, ESRI closed a private placement offering of $30,000 in principal amount of its 10% convertible promissory notes to one existing investor. Upon the closing of the Merger, these notes were surrendered for cancellation and we were released from any obligations to this investor with respect to these notes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

The following exhibits are included as part of this report:

Exhibit No.	Description
4.1	Form of February 2012 Convertible Bridge Note*

10.1	Form of February 2012 Bridge Note Subscription Agreement*

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

May 15, 2012
EASTERN RESOURCES, INC.

	By:	/s/Patrick W. M. Imeson
Patrick W. M Imeson, Principal Executive
Officer

By:	/s/Eric Altman
Eric Altman, Principal Financial Officer

