Form 10-Q
period 2012-06-30
Eastern Resources, Inc.
filed 2012-08-20
CIK 1429373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 198,550,000 shares of the issuer’s common stock outstanding as of August 17, 2012.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

EASTERN RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The unaudited balance sheet set forth below at and for the six months ended June 30, 2012, the audited balance sheet as of December 31, 2011 and the unaudited statement of operations for the six months ended June 30, 2012 and 2011, is based upon ERSI financial statements, adjusted to give effect to:

•	The transaction with Elkhorn Goldfields, Inc. (EGI) and Montana Tunnels Mining Inc. (MTMI) described below.

On April 6, 2012, (i) MTMI Acquisition Corp., a Delaware corporation formed on February 27, 2012 and a wholly-owned subsidiary of ESRI (“MTMI Acquisition Sub”), merged with and into MTMI, a wholly-owned subsidiary of Elkhorn Goldfields LLC, a Delaware limited liability company (“EGLLC”), with MTMI as the surviving corporation and (ii) EGI Acquisition Corp., a Montana corporation formed on February 27, 2012 and a wholly-owned subsidiary of ESRI (“EGI Acquisition Sub”), merged with and into EGI, a wholly-owned subsidiary of EGLLC, with EGI as the surviving corporation (collectively, the “Merger”). As a result of the Merger, we discontinued and split off our pre-Merger business and acquired the business of MTMI and EGI as of April 6, 2012. We are continuing the existing business operations of MTMI and EGI.

The unaudited consolidated financial statements presented below are based on estimates and various assumptions that we believe are reasonable under the circumstances. The former stockholders of EGI and MTMI own approximately 92% of the consolidated company, calculated on a fully diluted basis. We sold ESRI’s pre-Merger business in conjunction with and as of the closing of the merger, which was accounted for as a recapitalization through a reverse acquisition, with no goodwill or other intangibles recorded. As such, the unaudited financial information presented below reflects the operations of EGI and MTMI. The costs of the Merger have been charged to operations. The unaudited financial information reflects the EGI and MTMI accounting policies, as those accounting policies govern EGI and MTMI.

Due to the reporting requirements of the Securities and Exchange Commission (the “SEC”) rules, the following financial statements and notes to the financial statements present information for us and our subsidiaries as of and for the three and six month periods ended June 30, 2012. These financial statements and notes refer in a limited way to our current business, financial position and related results of operations. For more detailed information regarding our ongoing operations post-Merger and related financial statements, we refer you to our Current Report on Form 8-K filed with the SEC on April 12, 2012 and subsequently amended on May 16, 2012 and further amended on July 11, 2012.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$47,274	$358,125
Accounts receivable other	17,852	-
Inventory, net	888,481	912,676
Other current assets	12,480	12,433
Total current assets	966,087	1,283,234

Non-current assets
Buildings, equipment, and land, net	5,573,565	5,621,186
Mine development	5,167,219	3,869,342
Mining properties and mineral interests, net	16,410,812	16,380,747
Restricted cash	530,670	604,021
Reclamation bonds	16,230,394	16,190,556
Total non-current assets	43,912,660	42,665,852

Total assets	$44,878,747	$43,949,086

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$904,347	$282,141
Accrued liabilities	4,540,891	3,247,232
Convertible bridge loans, net	1,742,841	-
Current portion of capital lease obligation	190,593	335,093
Series A 8% bonds	919,779	1,399,779
Refundable customer deposit, related party ore purchase agreement	10,000,000	10,000,000
Push-down redeemable obligation of Parent and its affiliate	5,950,000	5,950,000
Push-down interest of Parent and its affiliate	22,549,037	18,813,444
Push-down debt of Parent and its affiliate	21,579,848	21,579,848
Total current liabilities	68,377,336	61,607,537

Non-current liabilities
Capital lease obligations, less current portion	7,799	39,719
Reclamation liability	23,497,168	22,793,187
Related party ore purchase derivative contract	19,231,009	18,818,945
Total non-current liabilities	42,735,976	41,651,851
Total liabilities	111,113,312	103,259,388

Series A Convertible Redeemable Preferred stock, $0.001 par value 10,000,000 and 0 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011 respectively	60,000,000	-

Push down debt obligation of Parent related to convertible redeemable preferred stock	(50,078,885)	-
	9,921,115
Commitments and contingencies		-

Stockholders’ deficit
Common Stock:
Common stock $0.001 par value 300,000,000 shares authorized at June 30, 2012 and December 31, 2011 198,550,000 shares issued and outstanding at June 30, 2012	198,550	-

Additional paid-in capital	4,197,259	12,073,010
Accumulated deficit	(80,551,489)	(71,383,312)
Total Stockholders' deficit	(76,155,680)	(59,310,302)

Total liabilities and stockholders’ deficit	$44,878,747	$43,949,086

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six months ended
	June 30,
	2012	2011

Metal sales	$-	$-

Operating expenses
Direct operating costs	-	-
General and administrative	3,010,833	621,545
Accretion expense	703,981	761,618
Mine care and maintenance	399,124	445,565
Depreciation, depletion, and amortization	2,082	5,474
Total operating expenses	4,116,020	1,834,202

Loss from operations	(4,116,020)	(1,834,202)

Other (expense) income
Interest expense	(4,690,590)	(4,041,722)
Interest income	39,976	47,549
Other income	10,521	71,116
Loss on related party ore purchase derivative	-	(13,025,932)
Change in fair value of derivative instrument contract	(412,064)	(2,726,889)
Total other (expense) income	(5,052,157)	(19,675,878)

Net Loss	(9,168,177)	$(21,510,080)

Preferred dividend	1,700,000	-

Net loss available to common shareholders	(10,868,177)	(21,510,080)

Earnings per share:
Basic and diluted loss per share	$(1.11)
Basic and diluted net loss per common share	$(1,11)
Weighted average number of common shares outstanding	198,550,000

The accompanying notes are an integral part of these statements.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
	June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(9,168,177)	$(21,510,080)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Inventory reserve	-	-
Depreciation, depletion, and amortization	2,082	5,474
Accretion expense	703,981	761,618
Loss on related party ore purchase derivative	-	13,025,932
Change in fair value of derivative instrument	412,064	2,726,889
Accretion on convertible bridge loans	364,822	-
Marketing warrants issued	306,568	-
Stock based compensation	1,135,365	-
Push-down redeemable obligation of Parent and its affiliate	-	469,480
Push-down interest of Parent and its affiliate	3,735,593	3,517,460

Changes in operating assets and liabilities
Mineral sales receivable	(17,852)	-
Inventory	24,195	31,900
Other current assets	(47)	9,242
Accounts payable	622,206	2,211,535
Accrued liabilities	1,283,659	(1,789,357)
Refundable customer deposit	-	6,175,000
	8,572,636	27,145,173
Net cash (used in) provided by operating activities	(595,541)	5,635,093

Cash flows from investing activities
Purchase of building and equipment	45,539	-
Additions to mine development	(1,297,877)	(515,737)
Additions to mining properties and mineral interests	(30,065)	8,158
Change in restricted cash	73,351	(244,460)
Change in reclamation bonds	(39,838)	(44,674)
Net cash used in investing activities	(1,248,890)	(796,713)

Cash flows from financing activities
Proceeds (Payments) from Series A 8% bonds	(480,000)	164,279
Proceeds from Sale of Common Stock	380,000	-
Proceeds from Bridge Loans	1,900,000	-
Proceeds from Promissory Note	10,000
Payments on capital lease obligations	(176,420)	-
Proceeds from stockholder contributions	-	-
Payments of distributions to stockholders	(100,000)	(3,162,509)
Net cash provided by (used in) financing activities	1,533,580	(2,998,230)

Net (decrease) increase in cash and cash equivalents	(310,851)	1,840,150
Cash and cash equivalents - beginning of period	358,125	61,351
Cash and cash equivalents - end of period	$47,274	$1,901,501

Supplemental cash flow disclosures
Cash paid for interest	$127,639	$34,498
Non-cash financing and investing activities
Depreciation expense capitalized to mine development	$78,678	$-

The accompanying notes are an integral part of these statements.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Redeemable Preferred Stock
				Less: amounts					Additional		Total
			Dividend in	pledged to	Capital Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Arrears	push-down debt	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2011	-	$0	$0	$0	400	$12,073,010			$-	$(71,383,312)	$(59,310,302)
Cash distribution						(100,000)			-		(100,000)
Reverse acquisition	10,000,000	60,000,000		(46,343,292)	(400)	(11,973,010)	198,170,000	198,170	(1,881,868)		(13,656,708)
Shares sold, private placement							380,000	380	379,620		380,000
Stock option granted									606,577		606,577
Stock options corporate advisory									528,788		528,788
Private placement marketing warrants									306,568		306,568

Beneficial converstion option bridge loan									521,981		521,981
to merger paid from preferred stock redemptions				(3,735,593)					3,735,593		3,735,593
Preferred stock dividend in arrears			1,700,000	-						-	-
Net Income										(9,168,177)	(9,168,177)

Balance - June 30, 2012	10,000,000	$60,000,000	$1,700,000	$(50,078,885)	-	$-	198,550,000	$198,550	$4,197,259	$(80,551,489)	$(76,155,680)

The accompanying notes are an integral part of these statements.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Basis of Presentation and Merger

These financial statements represent the consolidated financial statements of Eastern Resources, Inc., and its wholly owned subsidiaries, Elkhorn Goldfields, Inc. and Montana Tunnels, Inc. Unless otherwise stated or the context clearly indicates otherwise, the term “ESRI” refers to Eastern Resources, Inc., before giving effect to the Merger (defined below), the term “MTMI” refers to Montana Tunnels Mining, Inc., a Delaware corporation, the term “EGI” refers to Elkhorn Goldfields, Inc., a Montana corporation, and the terms “Company,” “we,” “us,” and “our” refer to Eastern Resources, Inc., and its wholly-owned subsidiaries, including MTMI and EGI, after giving effect to the Merger.

On April 6, 2012, we entered into an Agreement and Plan of Merger with ESRI a public company. ESRI was merged into EGI and MTMI. EGI and MTMI, as the Surviving Corporation, became a wholly-owned subsidiary of ESRI. We issued 180,000,000 shares of our common stock and 10,000,000 series A convertible redeemable preferred stock to acquire EGI and MTMI, which resulted in the stockholders of EGI and MTMI owning approximately 91.6% of our outstanding common stock after the consummation of the Merger.

On April 6, 2012, (i) MTMI Acquisition Corp., a Delaware corporation formed on February 27, 2012 and a wholly-owned subsidiary of ESRI (“MTMI Acquisition Sub”), merged with and into MTMI, a wholly-owned subsidiary of Elkhorn Goldfields LLC, a Delaware limited liability company (“EGLLC” or “Parent”), with MTMI as the surviving corporation and (ii) EGI Acquisition Corp., a Montana corporation formed on February 27, 2012 and a wholly-owned subsidiary of ESRI (“EGI Acquisition Sub”), merged with and into EGI, a wholly-owned subsidiary of EGLLC, with EGI as the surviving corporation (collectively, the “Merger”). As a result of the Merger and the Split-Off, ESRI discontinued its pre-Merger business and acquired the business of MTMI and EGI as of April 6, 2012, and will continue the existing business operations of MTMI and EGI as a publicly-traded company under the name Eastern Resources, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of June 30, 2012. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2011 included in the Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 12, 2012 and the amendments to that filing on Form 8-K/A filed with the SEC on May 16, 2012, May 31, 2012 and July 11, 2012.

The unaudited consolidated financial statements are based on estimates and various assumptions that EGI and MTMI and ESRI believe are reasonable in these circumstances. The former stockholders of EGI and MTMI own approximately 92% of the consolidated company, calculated on a fully diluted basis. ESRI sold its existing operations in conjunction with the transaction, the transaction and corporation sale is accounted for as a recapitalization through a reverse acquisition, with no goodwill or other intangibles recorded. As such, the unaudited financial information reflects the operations of EGI and MTMI. The costs of the transactionhave been charged to operations. The unaudited financial information reflects the EGI and MTMI accounting policies, as those accounting policies govern EGI and MTMI.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Description of Business

Elkhorn Goldfields, Inc. (“EGI”) and Montana Tunnels Mining, Inc. (“MTMI”) (collectively, “Elkhorn”) were formed for the purpose of acquiring, holding, operating, selling, and otherwise dealing in assets of mining operations with gold and other metal reserves and exploration potential. Elkhorn’s objective is to operate mines and expand its interests through acquisition and exploration. Elkhorn has one mineral property that has completed the permitting process. That property has developed the 650-foot underground access tunnel to reach the top of the ore body and is in the process of installing required infrastructure to allow access to the lower levels of ore. In addition, a second property has completed the permitting, except for posting the required reclamation bonding. Lastly, Elkhorn has several mineralized targets in the exploration stage. The permitted or nearly permitted mines include Golden Dream Mine (formerly referred to as the Sourdough Mine) and Montana Tunnels Mine (“Montana Tunnels”), and the mineralized properties available to develop mine plans are East Butte, Gold Hill/Mount Heagan, and Carmody (collectively, the “Elkhorn Project”), and the expansion of the previously operated Diamond Hill Mine. All the mines and properties are located in Jefferson County, Montana, with the exception of the Diamond Hill Mine, which is in Broadwater County, Montana. Elkhorn maintains its principal executive office in Denver, Colorado.

On April 6, 2012, EGLLC entered into a merger agreement with ESRI (defined above), whereas EGI and MTMI would become wholly owned subsidiaries of ESRI in exchange for 90,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. ESRI discontinued its pre-Merger business and acquired the business of MTMI and EGI, and will continue the existing business operations of MTMI and EGI as a publicly-traded company under the name Eastern Resources, Inc.

On May 8, 2012, the Company declared a 2 to 1 forward stock split on its Common Stock outstanding in the form of a dividend, with a record date of May 17, 2012. The Financial Industry Regulatory Authority (“FINRA”) approved the forward stock split with a payment date of June 8, 2012. The Company has reflected the effect of this forward stock split on a retroactive basis on all Common Stock share amounts disclosed throughout this report.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. Periodically throughout the years, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Inventory

Doré inventory is stated at the lower of weighted-average production cost and net realizable value. Production costs for doré inventory include direct production costs, attributable overhead, and depreciation incurred to bring the material to its current point in the processing cycle. Stockpiled ore inventory represents ore that has been mined and is available for further processing. Work-in-process inventory, including stockpiled ore and in-circuit gold inventory, is valued at the lower of weighted-average production cost and net realizable value. Materials and supplies are valued at the lower of average direct cost of acquisition and net realizable value.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Buildings and Equipment

MTMI buildings and equipment are recorded at acquisition cost and amortized on a units-of-production basis over the remaining proven and probable reserves of the mine. Equipment under capital lease is valued at the lower of fair market value or net present value of the minimum lease payments at the inception of the lease. Equipment that is mobile is amortized on a straight-line basis over the estimated useful life of the equipment ranging from five to ten years, not to exceed the related estimated mine lives. EGI buildings and equipment are stated at cost. Repair and maintenance costs are expensed as incurred. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets taking into account estimated salvage values, ranging from 3 to 39 years.

Mine Development

The costs of removing overburden and waste materials to access the ore prior to the production phase are referred to as “mine development costs.” Mine development costs are capitalized during the development of the mine. Mine development costs are amortized using the units-of-production method based on estimated recoverable tons of proven and probable reserves. To the extent that these costs benefit the mine, they are amortized over the estimated life of the mine. Development costs incurred after the first saleable ore is extracted from the mine (i.e., post-production costs) are a component of mineral inventory cost. All post-production costs are considered variable production costs that are included in the costs of the inventory produced during the period in which the mining costs are incurred.

Mining Properties and Mineral Interests

Mining Properties

For new projects without established reserves, all costs, other than acquisition costs, are expensed prior to the establishment of proven and probable reserves. Reserves designated as proven and probable are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical, and economic work performed and are legally extractable at the time of reserve determination. Once proven and probable reserves are established, all development and other site-specific costs are capitalized, including general and administrative charges for actual time and expenses incurred in connection with site supervision as mine development costs. Development drilling costs incurred to infill mineralized material to increase the confidence level in order to develop or increase proven and probable reserves are also capitalized as mine development costs. If subsequent events or circumstances arise that would preclude further development of the reserves under the then existing laws and regulations, additional costs are expensed until the impediments have been removed and the property would be subject to ongoing impairment reviews. When a mine is placed into production, the capitalized acquisition and mine development costs are reclassified to mining properties and are amortized to operations using the units-of-production method based on the estimated metals that can be recovered.

Mineral Interests

Mineral interests include the cost of obtaining patented and unpatented mining claims and the initial cost of acquiring mineral interests. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value. For the six months ended June 30, 2012 and June 30, 2011, there are no mineral interest impairments.

Restricted Cash

Restricted cash consists of cash held in certificates of deposit for the reclamation of the Elkhorn Project. The restriction will be released when the reclamation is completed, which the Company does not expect to happen prior to 2018.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Bond Reclamation

Bond reclamation consists of cash held directly by a surety for reclamation of Montana Tunnels and the Elkhorn Project. The restriction will be released when the reclamation is completed, which the Company expects to be in 2024 and 2018, respectively.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the estimated undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. If impairment has occurred, the long-lived assets are written down to its estimated fair value.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts payable, and accrued liabilities, approximated fair value as of June 30, 2012 and December 31, 2011 because of the relatively short maturity of these instruments.

The Company applies the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following assets are measured at fair value as of June 30, 2012:

Description	Level 1	Level 2	Level 3	Total

Certificate of deposits	$530,670	$-	$-	$530,670
Reclamation bonds	$-	$-	$16,230,394	$16,230,394
Embedded derivative	$-	$-	$(19,231,009)	$(19,231,009)

The following assets are measured at fair value as of December 31, 2011:

Description	Level 1	Level 2	Level 3	Total

Certificate of deposits	$604,021	$-	$-	$604,021
Reclamation bonds	$-	$-	$16,190,556	$16,190,556
Embedded derivative	$-	$-	$(18,818,945)	$(18,818,945)

Certificates of Deposit: Recorded at cost, which approximates fair value due to the short duration of the investment.

Reclamation Bonds: Recorded at the amount provided by the Montana Department of Environmental Quality, which is based upon the fair value of the cash underlying the bond.

Embedded Derivatives: Based on contract terms, projected future gold prices, and discount rate commensurate with estimates of contemporary credit risk using a discounted cash flow model. The model is most sensitive to the future price of gold.

There were no changes to the valuation techniques used during the six months ended June 30, 2012 and year ended December 31, 2011.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six month period ended June 30, 2012:

	Embedded Derivative	Reclamation Bonds

Beginning balance – December 31, 2011	$(18,818,945)	$16,190,556
Issuances	-	-
Total gains or losses (realized/unrealized)
Included in earnings	(412,064)	-
Included on the balance sheet	-	39,838
Transfers in and/or out of Level 3	-	-

Ending balance – June 30, 2012	$(19,231,009)	$16,230,394

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Reclamation Liability

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations to protect public health and the environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. Estimated future costs are discounted to their present value using a 12% discount rate. Reclamation obligations are secured by cash held directly by a surety or certificates of deposit.

The following table summarizes the activity for the Company’s asset retirement obligations:

	Six months ended June 30,
	2012	2011

Balance beginning of the year	$22,793,187	$21,465,966
Accretion expense	703,981	1,327,221
Liabilities incurred	-	-
Balance, beginning of period	23,497,168	22,793,187
Less current portion of asset retirement obligations	-	-

Non-current portion	$23,497,168	$22,793,187

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from net operating losses and depreciation. A valuation allowance is established for deferred tax assets to the extent there is uncertainty regarding the ultimate utilization. To date, no deferred tax assets have been recognized in the accompanying consolidated financial statements because of the uncertainty of the realization of those assets.

The Company applies guidance on accounting for uncertainty in income taxes. Under this guidance, the Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to its subjective assumptions and judgments that can materially affect amounts recognized in its consolidated balance sheets and statements of operations.

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed for the six month period ended June 30, 2012 and 2011. The Company’s returns for tax years subject to examination by tax authorities include 2007 and 2008 through the current period for state and federal tax reporting purposes, respectively.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Stock-Based Compensation

The Company accounts for stock options by recognizing compensation expense for stock-based payments based on the estimated fair value of the awards. This accounting guidance also requires that the benefits of tax deductions in excess of compensation cost recognized for stock awards and options (excess tax benefits) be presented as financing cash inflows in the statement of cash flows.

Compensation expense for all stock-based payments granted are based on the estimated grant date fair value and recognized in earnings over the requisite service period (generally the vesting period). The Company records compensation expense related to non-employees over the vesting periods of such awards.

Revenue Recognition

The Company recognizes revenue from the sale of gold and co-products when the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred in accordance with the terms of the arrangement, the price is fixed or determinable, and collectability is reasonably assured.

Revenue for gold dore is recognized at the time of delivery and transfer of title to counterparties.

The Company received an up-front payment of $10,000,000, through an ore purchase agreement from a related party dated April 15, 2011 (Note 10) to sell 80% of the first 41,700 ounces of gold and 6.5% of the gold produced after 250,000 ounces from the Golden Dream Mine at the Elkhorn Project. The $10,000,000 payment has been recognized as a refundable customer deposit until the gold is sold. For each ounce of gold delivered under the ore purchase agreement, the Company will pay the related party, subject to certain adjustments, (i) with respect to 80% of the first 41,700 ounces sold, the lesser of $500 per ounce or the latest COMEX spot gold price at the time of sale and (ii) with respect to each ounce of gold over 250,000 ounces, the lesser of $600 or the latest COMEX spot gold price at the time of sale. All pricing is subject to adjustment by an agreed upon inflation factor.

The refundable customer deposit is considered current due to the related party having the right, upon written notice, at its option to demand repayment of the upfront cash deposit, without interest, for any shortfall in delivered ounces and the uncertainty of the commencement of ore production and the price of gold.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Management’s Plan

At June 30, 2012, the Company has not generated any revenues to fund operations. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements for mine development and raise additional capital, which will likely involve the issuance of debt and/or equity securities. All of the companies mining projects have been placed in care of maintenance until the Company secures additional financing. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 4 - Consolidated Balance Sheet Disclosures

Inventory

Inventory is summarized as follows:	June 30, 2012	December 31, 2011

Materials and supplies	$2,111,707	$2,136,302
Stockpiled ore	693,700	693,700
Allowance for obsolete materials and supplies inventory	(1,916,926)	(1,917,326)

	$888,481	$912,676

There were no mineral inventory impairments during the period ended June 30, 2012 or the year ended December 31, 2011.

Buildings, Equipment, and Land

Buildings, equipment, and land consist of the following:

	June 30, 2012	December 31, 2011

Mining equipment	$8,886,851	$8,886,851
Crushers	2,371,808	2,371,808
Buildings	871,703	871,703
Equipment	1,413,313	1,380,173
Land	164,752	164,752
Office equipment	113,542	113,542
Vehicles	117,830	117,830
Software	39,899	39,899
Computer equipment	17,972	17,972
	13,997,670	13,964,530
Less accumulated depreciation	(8,424,105)	(8,343,344)

	$5,573,565	$5,621,186

Depreciation expense for the six months ended June 30, 2012 and June 30, 2011 was $2,082 and $5,474, respectively. For the six months ended June 30, 2012 and June 30, 2011, $78,678 and $0 depreciation expense was capitalized, respectively.

Montana Tunnels ceased mining during November 2008, after completion of the L-Pit, and completed milling of stockpiled ore at the end of April 2009, at which time the mine was placed on care and maintenance until finances are secured to initiate the mine pit (M-Pit) expansion. Accordingly, there was no depreciation expense relating to Montana Tunnels for the six months ended June 30, 2012, and June 30, 2011.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Net Mining Properties, Mine Development, and Mineral Interests

Mine development and mineral interests consist of the following:

	June 30, 2012			December 31, 2011
	Mine Development	Mining Properties and Mineral Interest	Total Book Value	Mine Development	Mining Properties and Mineral Interest	Total Book Value

Montana Tunnels	$-	$13,129,669	$13,129,669	$-	$13,129,669	$13,129,669
Golden Dream Mine	5,167,219	2,615,194	7,782,413	3,869,342	2,615,195	6,484,537
Gold Hill/Mount Heagan	-	665,949	665,949	-	635,883	635,883
Total mine development and mineral interest, net	$5,167,219	$16,410,812	$21,578,031	$3,869,342	$16,380,747	$20,250,089

Depletion expense related to MTMI mining properties for the six months ended June 30, 2012 and 2011 was zero. MTMI ceased mining during November 2008 and completed milling of stockpiled ore at the end of April 2009, at which time the mine was placed on care and maintenance. Accordingly, there was no depletion for the six months ended June 30, 2012 and June 30, 2011. All of the companies mining projects have been placed in care of maintenance until the Company secures additional financing.

Other Mine Development and Mineral Interests

EGI owns the Elkhorn Project, located in the Elkhorn Mountains of Jefferson County, Montana. The Elkhorn Project consists of one permitted mine and three known gold mineralized deposits – Golden Dream Mine (formerly referred to as the Sourdough Mine), and the Elkhorn Project mineralized deposits. The Company developed a five-year mine plan on the Golden Dream Mine deposit, which is projected to mine and process 1.2 million tons of gold and copper bearing ore. The permit process has been completed, and the Company has initiated mine development activities. The Elkhorn Project are in the preliminary stages of drilling to define the ore body, developing the mine plan, and applying for the required permits from the regulatory agencies before proceeding with mining operations.

The costs associated with the Mount Heagan mineral properties are net smelter royalty payments with a monthly pre-production minimum. The monthly minimum payments are $5,000. The total payments made under the agreement at June 30, 2012 from the inception of the agreement are approximately $665,000 and will not exceed $1,500,000.

The costs associated with the Golden Dream Mine property were used to establish the viability of the mine site. These include all direct costs of development since the Company’s internal evaluation established proven and probable reserves.

Accrued Liabilities

Accrued liabilities consist of the following:	June 30, 2012	December 31, 2011

Property and mining taxes payable	$2,942,810	$2,630,365
Accrued interest	566,444	106,358
Professional fees	387,325	-
Environmental remediation	380,000	380,000
Payroll and related expenses	216,312	130,509
Other	48,000	-

	$4,540,891	$3,247,232

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Series A 8% Bonds

	June 30, 2012	December 31, 2011
During July 2010, the Company entered into Series A 8% bonds for a total of $5,000,000, of which $1,235,500 was funded during 2010 and $164,279 was funded during 2011. The bonds mature during July 2012, with interest accruing at 8%. Upon the event of default, interest on the bonds accrues at 12%. The unpaid interest on the bonds shall be due and payable quarterly in arrears on the last day of each October, January, April, and July commencing in October 2010. The Company will make a bonus payment of $50,000 per bond upon maturity. The Company has not made all of their required interest payments due under the terms of the bonds which may result in an event of default. The Bonds are due July 31, 2012 resulting in the Company classifying them as current.

The holders each received five-year warrants to purchase 0.67 membership units of EGLLC per $50,000 bond at a purchase price of $37,500 per membership unit and on July 31, 2011 an additional five-year warrant to purchase 0.67 membership units of EGLLC per $50,000 bond at a purchase price of $37,500 per membership unit was issued. The warrants expire July 31, 2015.	$919,779	$1,399,779
Less current portion	(919,779)	(1,399,779)

	$-	$-

Current Notes Payable Maturities

Maturities of notes payable obligations are as follows:

At June 30, 2012	Related Party	Other

2012	$719,779	$200,000

Note 5 - Push-Down Debt, Interest, and Redemption Obligation of Parent and Its Affiliate

On May 15, 2010, the Company entered into a pledge agreement with the Parent and an investor group.  Through the agreement the Company’s assets serve as collateral for multiple loans of the Parent to the investors group. The agreement states that all loans and redeemable interest are jointly and severally obligations of the Parent and the investor group may allocate payments at its discretion.   Although the Company is not a maker or guarantor on the loans, the loans have been “pushed down” to the Company in the accompanying consolidated financial statements in accordance with Statement of Accounting Bulletin No 54.  The following is a summary of the loans as of the six months ended June 30, 2012 and year ended December 31, 2011.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Series A Convertible Notes	June 30, 2012	December 31, 2011
$5,000,000, 12% Series A convertible notes. These notes were due in December 2007. The notes pay interest at the rate of 12% per annum, payable on the maturity date or within 30 days after conversion. In the case of default, interest on the notes accrues at 18%. During 2007, the notes were extended to December 2009. During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the convertible notes accrue interest at 18% per annum compounded quarterly and are due in November 2013. Interest only payments equivalent to 12% of the face amount commenced during April 2010 and were to be made quarterly. At the election of the holder, principal amounts of the notes are convertible into membership units at $50,000 per membership unit or into membership interests of the Parent. The Company’s mining properties and equipment have been pledged as collateral to these notes.	$5,791,701	$5,791,701

	June 30, 2012	December 31, 2011
On May 14, 2007, an affiliate of the Parent entered into a loan for $8,050,000. The loan was due May 2009. The loan pays interest at the rate of 12% per annum, payable monthly. During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the loans accrue interest at 18% per annum compounded quarterly and are due November 2013. At the election of the holder, the principal amount of the loan can be exchanged for $13,416,666 of Series A Bonds of the Parent that is held by the affiliate. The Company’s mining properties and equipment have been pledged as collateral to this note.	9,680,125	9,680,125

On January 22, 2008, an affiliate of the Parent entered into a loan for $5,000,000. The loan was due January 2009. The loan pays interest at the rate of 12% per annum, payable monthly. During May 2009, as part of the $1,000,000 note agreement, the accrued and unpaid interest was included in the revised notes. Included in the revision, the loans accrue interest at 18% per annum compounded quarterly and are due November 2013. At the election of the holder, the principal amount of the loan can be exchanged for shares of an investment of the Parent at $1.00 per share, exchanged for $1,350,000 of Series A Convertible Bond, or exchanged for bonds of an investment of the Parent at $1.00 principal for each $1.00 par amount of a bond. The Company’s mining properties and equipment have been pledged as collateral to this note.	6,108,022	6,108,022

Total push-down debt of the Parent and its affiliate	21,579,848	21,579,848

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2012	December 31, 2011
An affiliate of the Parent offered redeemable options to certain debt holders (“Optionee”) to purchase membership units in a equity owner of the Parent. The affiliate as Optionor grants to each Optionee the option to put all or any portion of the membership units to the affiliate, whereupon the affiliate shall have the obligation to purchase the put units at the Optionees’ cost plus 15% annualized return, less cash distributions or the fair market value of in-kind distributions, which shall first be deducted from the 15% annualized return from each Optionee’s date of acquisition of the units. The affiliate will satisfy the put by executing and delivering to each Optionee the affiliates’ fully amortized 60-month note in the amount of the put price bearing interest at 12% per annum. The Optionees have the right to exercise the put at any time until 60 days after all push-down debt and related interest have been repaid in full. The Company’s mining properties and equipment have been pledged as collateral to the redeemable interest.	5,950,000	5,950,000

Push-down accrued interest of the Parent and its affiliate	22,549,037	18,813,444

	$50,078,885	$46,343,292

During 2012 and 2011, the Parent and its affiliate have not made the interest payments on the notes or bonds; thus, an event of default is present. Because of the non-payment of interest, the Company has classified the notes and bonds as current.

Note 6 – Convertible Bridge Loans

During February 2012, the Company entered into three convertible bridge loans with related parties totaling $1,800,000. The loans are unsecured and call for 12% annual interest on the outstanding unpaid principal. The loans are convertible into common stock at an exercise price of $1.00 per share, with the holder receiving one five-year warrant attached to each share. Two warrants will allow the holder the rights to acquire an additional share of common stock for $1.50. In addition, the holder will be issued warrants exercisable at $0.01 per share, exercisable at the time of closing a private placement offering (“PPO”) or the next round of funding. If the share value of the PPO is less than $1.25, an appropriate number of warrants may be exercised by the holder giving the holder additional shares at the cost of $0.01 per share to effect conversion at a 25% discount from the share price of the PPO or the next round of funding. Assuming the public transaction completes, but the PPO or other equity financing is not completed within six months, the holder may put the shares to the Company at $2.00 per share. The loans mature on August 29, 2012, and prior to that date, but after the closing of the PPO.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

During April, 2012, the Company entered into a bridge loan with an unrelated party for $100,000. The loan is unsecured, has an annual interest rate of 12% on the outstanding, unpaid principal and matures in October, 2012. Prior to the maturity date, the holder may convert the entire principal and accrued interest then outstanding into common stock of the Company. Furthermore, should the Company secure “Financing”, as defined in the note, prior to the maturity date, the bridge loan shall automatically convert into common stock of the Company at a cost of $1.00 per share. The holder will receive one five-year warrant attached to each share of stock. Two warrants will acquire an additional share of common stock for $1.50 of acquirer. In addition, the holder will be issued warrants exercisable at $0.01 per share, exercisable at the time of closing a private placement offering ("PPO") of acquirer or the next round of funding of acquirer. If the share value is less than $1.25, an appropriate number of warrants may be exercised by the holder giving the holder additional shares at the cost of $0.01 per share to effect conversion at a 25% discount from the share price of the PPO or the next round of funding. If the Company is unable to close a financing by the maturity date, the holder shall have the right to require the Company to purchase all of the Conversion Shares (the “Put Right”) for $1.50 per share (“Put Price”). Holder shall exercise the Put Right within 30 days after the maturity date.

Convertible Bridge Loan Maturities

Maturities of Bridge Loan obligations are as follows:

At June 30, 2012	Related Party	Other

2012	$1,800,000	$100,000

At the discretion of the investor the outstanding principal amount and all accrued interest is convertible into shares of the Company’s common stock and warrants to purchase common stock. The 950,000 warrants were valued at $774,129 applying the Black-Scholes pricing model. Using the value of the warrants the Company calculated the value of the beneficial conversion options to be $521,981 to be amortized over the remaining estimated life. The value of the warrants under this agreement was determined using the following assumptions: lives of 5 years, exercise price of $2.00, no dividend payments, 118.00% volatility, and a risk free rate of 0.83%.

June 30, 2012

Convertible bridge loans principal amount	$1,900,000
Effect of beneficial conversion	(521,981)
Accretion of debt discount	364,822

Net convertible bridge loans	$1,742,841

Note 7 - Capital Leases

The Company has acquired equipment under the provisions of long-term capitalized leases. For financial reporting purposes, the present value of future minimum lease payments relating to the assets has been capitalized. The leases expire in September 2013. Amortization of the leased property is being capitalized.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The assets under capital lease have cost and accumulated amortization as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2012
Equipment	$416,869	$416,869
Less accumulated depreciation	(71,280)	(9,993)

	$345,589	$406,876
Maturities of capital lease obligations are as follows:

Year Ending December 31,

2012	$178,103	$385,358
2013	49,648	49,780
Total minimum lease payments	227,751	435,138
Amount representing interest	(29,359)	(60,326)
Present value of net minimum lease payments	198,392	374,812
Less current portion	(190,593)	(335,093)

Long-term capital lease obligation	$7,799	$39,719

Note 8 – Shareholders’ Deficit

Common Stock

As of June 30, 2012, the authorized share capital of the Company consisted of 300,000,000 shares of common stock with a par value of $0.001 per share. There were 198,550,000 shares of common stock issued and outstanding as of June 30, 2012.

On June 8, 2012 the Industry Regulatory Authority or FINRA approved a 2 for 1 forward stock split on the Company’s common stock outstanding in the form of a dividend with a Record Date of May 17, 2012. The stock split entitled each common stock shareholder as of the Record Date to receive one additional share of common stock for each share owned. All share and per share amounts presented in the accompanying consolidated financial statements have been restated to reflect this change.

During May and June 2012, the Company closed a private placement for 150,000 and 230,000 units for $150,000 and $230,000, respectively.  Each unit consisted of one share of our common stock and a warrant, representing the right to purchase one-half share of common stock, exercisable for a period of five (5) years from issuance, at an exercise price of $1.50 per whole share.  The shares of common stock contained in the units and underling the warrants carry mandatory registration rights. The investors in this private placement agreed to renounce all right, title and interest in and to the warrants contained in the private placement units.

The Company agreed to file the registration statement no later than ninety (90) calendar days following the final closing of this private placement and use its best efforts to ensure that such registration statement is declared effective within one hundred fifty (150) calendar days of filing with the SEC (the “Effectiveness Deadline”).

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

If the Company is late in filing the registration statement or if the registration statement is not declared effective by the Effectiveness Deadline, monetary penalties payable by the Company to each holder of registrable securities will commence to accrue and cumulate at a rate equal to one percent (1.00%) of the purchase price per share paid by such holder for the registrable securities for each full period of 30 days that (i) the Company is late in filing the registration statement or (ii) the registration statement is late in being declared effective by the SEC (which shall be pro rated for any period less than 30 days); provided, however, that in no event shall the aggregate of any such penalties exceed ten percent (10%) of the purchase price per share paid by such holder for the registrable securities. Notwithstanding the foregoing, no payments shall be owed with respect to any period during which all of the holder’s registrable securities may be sold by such holder under Rule 144 or pursuant to another exemption from registration. Moreover, no such payments shall be due and payable with respect to any registrable securities the Company is unable to register due to limits imposed by the SEC’s interpretation of Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).

The Company has agreed to maintain the effectiveness of the registration statement through the earlier of second anniversary of the date the registration statement is declared effective by the SEC or until Rule 144 of the Securities Act is available to the holders to allow them to sell all of their registrable securities thereunder. The holders of any registrable securities removed from the registration statement as a result of any Rule 415 or other comments from the SEC shall have “piggyback” registration rights for the shares of common stock or common stock underlying such warrants with respect to any registration statement filed by us following the effectiveness of the registration statement which would permit the inclusion of these shares. As of June 30, 2012, the Company has accrued a $38,000 for potential penalties related to the registration of the shares from the private stock sale.

Convertible Redeemable Preferred Stock

The authorized share capital of the Company includes 10,000,000 shares of Series A Convertible Redeemable Preferred Stock with a par value of $0.001 per share. The holder of the Series A Convertible Redeemable Preferred Stock is entitled to receive, out of funds legally available therefor, cumulative non-compounding preferential dividends at the rate of 12% non-cumulative of the stated value of $6.00 per share per annum (the “Preferential Dividend”). No dividends may be declared or paid on the shares of common stock or any other capital stock of the Company so long as any shares of Series A Convertible Redeemable Preferred Stock remain outstanding. As of June 30, 2012, no dividends have been declared to the Series A Convertible Redeemable Preferred Stock shareholders. However, the Company has accrued dividends in arrears totaling $1,700,000 to the benefit of the Series A Convertible Redeemable Preferred Stock shareholders. The preferred stock has been designated to pay off the debt which has been collateralized by assets of the Company. (The push Down debt. ) As money is distributed to the holder of the preferred stock either as a dividend or in redemption, it must be used to pay the interest and principle on that debt that is reflected in the accompany financial statements. (See note5). Accordingly the fair value of the preferred stock has been reflected in the accompany financial statements at its net fair value and is equal to the cash flow that the holders would retain once they pay off the debt and accrued interest that are collateralized by the Company’s assets. At June 30th 2012 the face of the preferred stock is $60,000,000 and the principle of the push down debt plus accrued interest is $50,078,885 resulting in a fair value of the preferred stock of $9,921,115.

Stock Option Plan

The Company's stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan") on April 5, 2012 pursuant to which a total of 20,000,000 shares of common stock have been reserved for issuance to eligible employees, consultants, and directors of the Company. The 2012 Plan provides for awards of non-statutory stock options, incentive stock options, stock appreciation rights, performance share awards, and restrictive stock awards within the meaning of Section 422 of the IRC of 1986, as amended and stock purchase rights to purchase shares of the Company's common stock.

The 2012 Plan is administered by the Board, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and stock purchase rights are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options (generally straight line over a period of three years), and all other terms and conditions of each award. Stock options have a maximum term of ten years and incentive stock options have a maximum term of five years. It is the Company's practice to grant options to employees with exercise prices equal to or greater than the estimated fair market value of its common stock.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The fair value of each award is estimated on the date of grant. Stock option values are estimated using the Black Scholes option valuation model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the average volatility of stock for three publicly traded companies determined to be in a similar industry and with the same market capitalization as the Company. The risk free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant. The valuation model assumes no dividends. The forfeiture rate is 15%. During the period ended June 30, 2012, the Company has recorded stock based compensation expense of $606,577 associated with stock options. As of June 30, 2012, the Company has estimated approximately $7,300,000 of future compensation costs related to the unvested portions of outstanding stock options. The following table presents the activity for options outstanding:

Stock option activity for the six months ended June 30, 2012 was as follows:

Number of
Shares

Options outstanding as of April 6, 2012	0

Granted	10,890,000
Exercised	0
Cancelled	0

Options outstanding as of June 30, 2012	10,890,000

Information regarding stock options outstanding and exercisable at June 30, 2012 is summarized below:

	Shares	Exercise	Life	Intrinsic
	(thousands)	Price	(years)	Value
Options outstanding	10,890,000	$0.97	10.0	$8,691,127
Options vested and expected to vest	-	$-	-	$-
Options exercisable	10,890,000	$0.97	10.0	$8,691,127

The Company uses the Black-Scholes pricing model to determine the fair value of stock-based awards. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The weighted average assumptions used to value stock-based awards granted during the six months ended June 30, 2012 were as follows:

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Expected volatility	122.22%

Expected term (in years)	3.0

Risk-free interest rate	0.41%

Dividend yield	-

Stock-Based Compensation

Stock based compensation related to common stock issued to third party vendors in exchange for services of $528,788 was included in general and administrative expenses in the statement of operations in the six months ended June 30, 2012. The common stock was recorded at its fair value at the dates the Company became obligated to issue the shares, and is recognized as expense as the services are provided.

Warrants

At February 29, 2012, the Company issued 750,000 in connection with securing a convertible bridge loan. The agreement provides and exercise price of $2.00 which expire within 5 years of being exercised. The warrants were valued at $612,704 using the Black-Scholes option pricing model with the assumption of 118.00% volatility, of the risk free rate of .83% and no dividend yield.

At February 1, 2012, the Company issued 50,000 in connection with securing a convertible bridge loan. The agreement provides and exercise price of $2.00 which expire within 5 years of being exercised. The warrants were valued at $40,812 using the Black-Scholes option pricing model with the assumption of 118.00% volatility, of the risk free rate of .83% and no dividend yield.

At February 16, 2012, the Company issued 100,000 in connection with securing a convertible bridge loan. The agreement provides and exercise price of $2.00 which expire within 5 years of being exercised. The warrants were valued at $81,696 using the Black-Scholes option pricing model with the assumption of 118.00% volatility, of the risk free rate of .83% and no dividend yield.

At April 13, 2012, the Company issued 50,000 in connection with securing a convertible bridge loan. The agreement provides and exercise price of $2.00 which expire within 5 years of being exercised. The warrants were valued at $40,846 using the Black-Scholes option pricing model with the assumption of 118.00% volatility, of the risk free rate of .83% and no dividend yield.

At June 27, 2012, the Company issued 315,000 in consideration of marketing a private placement financing. The agreement provides and exercise price of $1.50 which expire if unexercised within 5 years. The warrants were valued at $306,568 using the Black-Scholes option pricing model with the assumption of 204.37% volatility, of the risk free rate of .73% and no dividend yield.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 9 - Income Taxes

Deferred income taxes have been provided for temporary differences that exist between the financial reporting and income tax bases of assets and liabilities and have been classified as either current or non-current based upon the related assets or liabilities. As of June 30, 2012 and December 31, 2011, primary components of the net deferred tax liabilities include accrued reclamation, inventory reserves, depreciation, amortization, and net operating loss carryforwards. The effective tax rate in 2012 and 2011 differs from the expected federal statutory rate primarily due to change in valuation allowance, state income taxes, and deductions disallowed for tax purposes, primarily penalties, and losses from transactions with related parties.

As of June 30, 2012 and December 31, 2011, EGI had federal net operating loss carryforwards of $1.9 million. These losses may be carried forward and will expire over the period from 2023 through 2030. As of June 30, 2012 and December 31, 2011, MTMI had federal net operating loss carryforwards of $6.8 million and $5.9 million, respectively. These losses may be carried forward and will expire over the period from 2018 through 2031. The annual utilization of the net operating carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws.

As of June 30, 2012 and December 31, 2011, the Company has a valuation allowance on its deferred tax assets, since it cannot conclude that it is more likely than not that the deferred tax assets will be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, future taxable income projections, and tax planning strategies in making this assessment. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

The Company did not have any unrecognized tax benefits as of the tax year ended December 31, 2011.

Deferred income taxes have been provided for temporary differences that exist between the financial reporting and income tax bases of assets and liabilities and have been classified as either current or non-current based upon the related assets or liabilities.

The sources of income (loss) before income taxes were as follows:

	June 30, 2012	December 31, 2011

United States	$(5,929,770)	$(29,564,259)
Foreign	-	-

Income (loss) before income taxes	$(5,929,770)	$(29,564,259)

Income tax expense (benefit) attributable to income (loss) before income taxes consists of:

	June 30, 2012	December 31, 2011
Current
Federal	$-	$-
State	-	-
	-	-

Deferred
Federal	(523,582)	(700,962)
State	(111,471)	(149,235)
Valuation allowance	635,053	850,197
	-	-

Income tax expense (benefit)	$-	$-

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Income tax expense (benefit) attributable to income (loss) before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	June 30, 2012	December 31, 2011

Computed expected tax expense (benefit)	$(2,016,122)	$(10,051,848)
Increase (reduction) in income taxes resulting from
State and local income taxes, net of federal impact	(73,571)	(98,495)
Non-deductible penalties	44,436	192,044
Non-deductible related party losses	140,102	6,398,441
Non-deductible push down interest and redeemable obligation	1,270,102	2,709,661
Change in valuation allowance	635,053	850,197

Income tax expense (benefit)	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are as follows:

	June 30, 2012	December 31, 2011

Net operating loss and carry-forwards	$2,463,006	$3,338,941
Accrual to cash	245,564	179,939
Inventory	1,275,756	1,275,910
Accrued reclamation	7,956,058	7,685,342
Other	500	500
Total deferred tax assets	11,940,884	12,480,632

Property, plant, and equipment	(2,872,546)	(2,837,270)
Other	-	-
Total deferred tax liabilities	(2,872,546)	(2,837,270)

Net deferred tax asset (liability) before valuation allowance	9,068,338	9,643,362

Valuation allowance	(9,068,338)	(9,643,362)

Total net deferred tax assets	$-	$-

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 10 - Related Party Transactions

During 2011, the Company entered into an ore purchase agreement (“Agreement”) with an affiliate of EGL to sell 80% of the first 41,700 ounces of gold produced from the Golden Dream Mine for an up-front payment of $10,000,000 of consideration. The Agreement requires the Company to pay all proceeds from the sale of gold in excess of $500 per ounce or the latest COMEX spot gold price, if any, to the related party. Additionally, the related party may purchase 6.5% of the ounces produced by the mine after the mine has produced in excess of 250,000 aggregate ounces for a purchase price of the lesser of $600 per ounce or the latest COMEX spot gold price. The term of the Agreement is through the closure of the Golden Dream Mine. Currently the Company estimates reserves at approximately 258,000 ounces of gold. On that date, the Company entered into a security agreement with the purchaser to secure the payment of EGI’s obligations under the Agreement pursuant to which EGI granted the purchaser a continuing security interest in all gold product produced from the Golden Dream Mine.

The Agreement included an embedded derivative, which is valued using a discounted cash flow model with the major inputs of: (i) a 25% discount rate, (ii) gold future pricing, (iii) April 15, 2011 measurement date, and (iv) and management’s forecast to produce 41,700 ounces by December 2013. The Company recognized a $13,025,932 loss on related party ore purchase agreement to reflect the difference between fair value of gold at the agreement date and the contract price of gold in the agreement. As the result, the offering will be amortized by the Company with the delivery of the gold. The fair value of the embedded derivative fluctuates with changes in the price of gold. The change in fair value of the embedded derivative from the date of closing to June 30, 2012 and December 31, 2011 resulted in a loss of $6,205,077 and $5,793,013, respectively, which was recorded in the consolidated statements of operations in the change in fair value of the derivative instrument.

Effective April 6, 2012 upon the closing of the Merger, Black Diamond Financial Group, Inc. (“Black Diamond”), owned and managed by Messrs. Imeson and Altman, entered into a management services agreement with us pursuant to which Black Diamond has agreed to provide certain management, financial and accounting services to the Company and to make available Messrs. Imeson and Altman to serve as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. In addition to their duties at the Company, Messrs. Imeson and Altman will continue to spend time working for Black Diamond. The agreement has an initial term of three years and may be extended thereafter for successive one-year terms. The agreement may be terminated (i) by either party upon thirty (30) days’ notice prior to the end of the then-current term or earlier if one of the parties commits a material breach of the agreement and (ii) by the Company for any reason provided that the Company pays Black Diamond all fees due through the end of the then-current term. Under this agreement, the Company has agreed to pay Black Diamond $15,000 per month plus further compensation at a rate of $200 per hour for each additional hour that Black Diamond renders services to the Company under the agreement in excess of 125 hours. The Company has also granted to certain employees of Black Diamond options to purchase up to 100,000 shares of the Company’s Common Stock under the 2012 Plan. The agreement also provides for the provision of office space for the Company’s executive offices at 1610 Wynkoop Street, Suite 400, Denver, Colorado 80202, the Company’s deemed principal place of business. This agreement replaces and supersedes a similar agreement dated November 1, 2010 between Black Diamond and EGLLC.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 11 - Commitments and Contingencies

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Environmental Matters

The Company’s mining and exploration activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2012 and December 31, 2011, approximately $23,500,000 and $22,800,000, respectively, were accrued for reclamation costs relating to currently producing mineral properties in accordance with asset retirement obligation guidance.

Property Taxes

The Company is not current with its 2011, 2010 and 2009 property taxes. The total amount past due as of June 30, 2012 and December 31, 2011 is approximately $2,900,000 and $2,600,000, respectively.

Note 12 – Subsequent Events

During July, 2012, the Company entered into a promissory note with a related party for $75,200. The purpose of the note was to provide the Company additional working capital. The note is unsecured, has an annual interest rate of 6.0% on the outstanding, unpaid principal and matures in October, 2012.

During July, 2012, the Company entered into a promissory note with a related party, who is a Director and Officer of the Company for $10,000. The promissory note is unsecured, has an annual interest rate of 6.0% on the outstanding, unpaid principal and matures in September, 2012.

On August 17, 2012, EGI has entered into a binding letter of intent with Black Diamond Financial Group LLC, the Manager of Black Diamond Holdings LLC (“BDH”), agreeing to the expansion of the existing Minerals Product Receivables Purchase Agreement (the “MPRPA”) between EGI and BDH. The revised MPRPA will provide for an increase of ounces of gold payable by 38,000 ounces to a total of 71,000 ounces. The gold payable rate under the MPRPA will be reduced from 80% to 50% with a production cost paid to EGI of $500 per ounce on delivery.  The tail, which is due after EGI’s Golden Dream Mine has produced an initial 250,000 ounces, will be increased from 6.5% to 15% at a production cost of $600 per ounce paid to Elkhorn at delivery.   The forward sale of the additional 38,000 ounces of gold is projected to give us a cash infusion of $12,500,000 with a targeted closing date of September 30, 2012. There can be no assurances, however, that EGI will be able to sell all of the additional ounces of gold under the amended MPRPA.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

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

Organizational History

ESRI was formed as a Delaware corporation on March 15, 2007 for the purpose of producing full length independent feature films through its then-wholly-owned subsidiary, Buzz Kill, Inc., a New York corporation (“Buzz Kill”).

 On April 6, 2012, ESRI, MTMI Acquisition Sub, EGI Acquisition Sub, MTMI, EGI and EGLLC entered into a merger agreement, which closed on the same date, pursuant to which (i) MTMI Acquisition Sub merged with and into MTMI with MTMI as the surviving corporation and (ii) EGI Acquisition Sub merged with and into EGI with EGI as the surviving corporation. As a result of the Merger, MTMI and EGI became our wholly-owned subsidiaries. Concurrent with the closing of the Merger, we split-off Buzz Kill and, thus, we are no longer in the film production business.

As the result of the Merger, the split-off of Buzz Kill and the discontinuation of our legacy business and the resultant change in our business and operations to exploration and production activities in the precious metal industry, a discussion of the past financial results of ESRI is not relevant, and, in accordance with SEC rules, the historical financial results of MTMI and EGI, the accounting acquirers, prior to the Merger are considered our historical financial results. The following discussion highlights our plan of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described. The following discussion and analysis are based on MTMI’s and EGI’s financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. This disclosure provides information which management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The discussion should be read in conjunction with our audited and unaudited financial statements and related notes and the other financial information included elsewhere in this Quarterly Report.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Stock Split

On June 8, 2012 the Financial Industry Regulatory Authority or FINRA approved a 2 for 1 forward stock split on our common stock outstanding in the form of a dividend with a Record Date of May 17, 2012 and a payment date of June 8, 2012. The stock split entitled each common stock shareholder as of record as of May 17, 2012 to receive one additional share of common stock for each share owned. All share and per share amounts presented in this Quarterly Report have been restated to reflect this change.

General Overview

Elkhorn Goldfields, Inc. (“EGI”) and Montana Tunnels Mining, Inc. (“MTMI”) (or combined as “Elkhorn”) were formed for the purpose of acquiring, holding, operating, selling, and otherwise dealing in assets of mining operations with gold and other metal reserves and exploration potential. Elkhorn’s objective is to operate mines and expand its interests through acquisition and exploration. Elkhorn has one mineral property, the Golden Dream Mine, that has completed the permitting process, is in the process of installing required infrastructure and has developed a 650 foot underground access ramp to reach the upper levels of the ore body and a second property, the Montana Tunnels Mine, that has completed the permitting process except for posting the required reclamation bond. In addition, Elkhorn has several mineralized targets which are in the exploration stage. The permitted and nearly permitted mines consist of the Golden Dream Mine (formerly referred to as the Sourdough Mine) and the Montana Tunnels Mine. The mineralized targets are the East Butte, Gold Hill/Mount Heagan, Carmody, and the expansion of the previously operated Diamond Hill Mine. All the mines and properties are located in Jefferson County, Montana with the exception of the Diamond Hill Mine which is in Broadwater County, Montana. Elkhorn maintains its principal executive office in Denver, Colorado.

Results from Operations

Three and Six Months Ended June 30, 2012 Compared with the Three and Six Months Ended June 30, 2011.

Revenue from the Sale of Gold

Elkhorn had no revenues from the sale of gold from the Golden Dream or the Montana Tunnels Mines for the three and six months ended June 30 2012 or June 30, 2011.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Operating Expenses

Mine care and maintenance for the three and six months ended June 30, 2012 were $99,690 and $399,124, compared to $218,363 and $445,565 for the three and six months ended June 30, 2011. The decrease in mine care and maintenance was due to certain expenses that were capitalized as part of the development of the Golden Dream Mine.

General and administrative expenses for the three and six months ended June 30, 2012 were $431,476 and $3,010,833, compared to $386,185 and $621,545 for the three and six months ended June 30, 2011. In June, 2011, development of the Golden Dream Mine commenced which resulted in the capitalization of payroll and related costs. As development of the Golden Dream Mine has temporarily halted in the second quarter of 2012, payroll and related costs are being expensed during the second quarter of 2012. Furthermore, General and administrative expenses increased in 2012 due to an increase in professional fees related to the Merger, compensation expenses related to the employee stock option plan, stock options related to a corporate advisory agreement and marketing warrants issued.

Accretion expense for the three and six months ended June 30, 2012 were $363,240 and $703,981, compared to $339,475 and $761,618 for the three and six months ended June 30, 2011. The decrease in 2012 as compared to 2011 is due to a reduction in accretion expense for the L-Pit at Montana Tunnels Mine. Management re-evaluates annually the timing of the deferred site closure and reclamation costs related to Montana Tunnels Mining mill and mine sites. They anticipate that reclamation of the mine and mill would be completed in 2024 which is extended several years from previous estimates. This extension is due to management pursuing financing to commence development of the M-Pit, which would extend the mine life by 9 years. The total cost of reclamation is consistent with previous estimates, however by extending the timeline, has reduced the related accretion expense. Estimated future costs are discounted to their present value using a 12% discount rate.

Depreciation, depletion and amortization expenses for the three and six months ended June 30, 2012 were $1,041 and $2,082, compared to $0 and $5,474 for the Three and six months ended June 30, 2011.  Depreciation, depletion and amortization is calculated on the units of production basis over the remaining proven and probable reserves of the mine. Montana Tunnels Mine ceased mining during 2008 after completion of the L-Pit and completed milling of stockpiled ore during April, 2009 at which time the mine was placed on care and maintenance. Accordingly, there was no depreciation expense related to Montana Tunnels Mine for the periods ended June 30, 2012 and 2011.  For the three and six months ended June 30, 2012 were $39, 132 and $78,678, and $0 for the three and six months ended June 30, 2011, depreciation expense for EGI was capitalized to mine and development costs.

Total operating expenses for the three and six months ended June 30, 2012 were $895,447 and $4,116,020, compared to $944,024 and $1,834,202 for the three and six months ended June 30, 2011.

Other Income and Expense

Interest expense for the three and six months ended June 30, 2012 were $1,956,090 and $4,690,590, compared to $2,020,061 and $4,041,722 for the three and six months ended June 30, 2011.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Interest income for the three and six months ended June 30, 2012 were $72 and $39,976, compared to $308 and $47,549 for the three and six months ended June 30, 2011. Interest income is earned from restricted cash held directly by a surety in the form of certificates of deposit related to reclamation obligations. Interest income earned throughout the year is remitted to the company in the fourth quarter of each year. Slightly lower interest rates in 2012 resulted in lower interest income as compared to 2011.

Other income for the three and six months ended June 30, 2012 were $10,385 and $10,521, compared to $601 and $71,116 for the three and six months ended June 30, 2011. Other income in 2011 reflects the sale of miscellaneous equipment and residual metals salvaged from a clean-up of the Montana Tunnels Mill.

Loss on related party ore purchase agreement for the three and six months ended June 30, 2012 was zero as, compared to $13,025,932 for the year ended December 31, 2011. The loss relates to MPRPA as the Company recognized the difference in the fair value of gold at the agreement date and the contract price of gold in the agreement. The change in fair value of the embedded derivative for the six months ended June 30, 2012 was $412,064, compared to $2,726,889 for the year ended December 31, 2011. The loss relates to the change in the fair value of the commodity future prices of the MPRPA from the date of closing to June 30, 2012 and December 31, 2011, respectively to reflect the loss in the change in fair value of the derivative instrument.

Going Concern

As reflected in our financial statements for the quarter ended June 30, 2012, we have generated significant losses and substantial doubt exists about our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for development and operations. We believe that the completion of a proposed $7.5 million private placement will be sufficient to get us to a point where the Golden Dream Mine will begin extracting and selling mineral and providing sufficient cash flow for operations of that mine, for care and maintenance of the Montana Tunnels Mine and to cover other general and administrative expenses; however, because we have not generated revenues since Montana Tunnels Mine shuttered mining in 2008, there is no assurance we will ever reach that point. Also, we believe we will be successful in our capital raising efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing to fund our operations on terms agreeable to us.

Liquidity and Capital Resources

Overview

We have funded our operations and mine development primarily through issuances of debt and equity securities. However, to reach full production of the Golden Dream Mine and begin the “M” pit production at Montana Tunnels Mine, we plan to raise $37.5 million in additional capital in 2012 and 2013, which will be deployed in two stages from Q2, 2012 thru Q4, 2013. We believe that raising the additional capital will allow the Golden Dream Mine to be in full production in the 4th Quarter of 2012 and for MTMI to be at or near commercial production sometime in fourth quarter 2013 or first quarter 2014.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

During Stage 1 (Q2 and Q3, 2012), we expect to invest $7.5 million of capital to enable the continued development of the Golden Dream Mine focusing on installation of the water treatment system and continuing to develop the primary access ramp into the main ore body. Additionally, a portion of the capital raised will be deployed to complete equipment maintenance and begin the “M” Pit Expansion at the Montana Tunnels Mine.

During Stage 2 (Q4, 2012 and 2013), we expect to invest an additional $30 million of capital to enable Elkhorn to complete a raise bore tunnel as a secondary egress and escapeway. Elkhorn also plans to continue development of the primary access ramp and incrementally increase ore production at the Golden Dream Mine. Concurrently, we also plan to significantly move forward the “M” Pit expansion plan and fully refurbish the Diamond Hill mill at Montana Tunnels.

As additional equipment and financing becomes available in 2013, the plan is to accelerate development of the “M” Pit by doubling the size of the fleet to remove 4 million tons of waste rock per month. The plan is to complete Montana Tunnels mine development and full mill start up by January 2014.

These projections are based on certain assumptions including, but not limited to, our success in raising the required capital in our planned private placements. There can be no assurance that we will be successful in our capital raising efforts. Failure to reach our capital targets could adversely affect our ability to achieve our target projections.

Liabilities

At June 30, 2012we had liabilities of $111,113,312 compared to liabilities of $103,259,388 at December 31, 2011. Total current liabilities were $68,377,336 at March 31, 2012 as compared to $61,607,537 at December 31, 2011. The increase in liabilities from December 31, 2011 to June 30, 2012 is attributable to an increase in push down debt, interest and the redeemable obligation of EGLLC and its affiliate of $3,735,593, the addition of $1,800,000 in bridge loans, the increase in reclamation liability of $703,981 and the increase in the embedded derivative based on the contract terms, projected future gold prices and discount rate commensurate with estimates of contemporary credit risk using a discounted cash flow model as it relates to the MPRPA of $412,064. The remainder of the increase is from an increase in accounts payables and accrued liabilities of $1,915,865.

During April of 2011, EGI entered into an MPRPA with a related party to sell 80% of the first 41,700 ounces of gold produced from the Golden Dream Mine for an up-front payment of $10,000,000. The agreement requires that EGI sell 80% of the first 41,700 ounces of gold produced for $500 per ounce, if any, to the related party. Additionally, the related party may purchase 6.5% of the ounces produced after the mine has produced in excess of 250,000 aggregate ounces for a purchase price of $600 per ounce. The term of this agreement runs through the closure of the Golden Dream Mine, which is expected at least 5 years following the start of production.

The related party ore purchase liability is comprised of $10,000,000 of up-front consideration, a recognized loss of $13,025,932 reflecting the difference between the fair value of the commodity future prices of the gold at the agreement date and the contract price of gold. The change in fair value of the embedded derivative of $6,205,077 is a reflection of the change in the fair value of the derivative instrument contract from the date of closing to June 30, 2012. The change in fair value of the derivative instrument contract from December 31, 2011 to June 30, 2012 was $412,064.

Our assets serve as collateral for multiple loans and a redemption obligation of EGLLC and MFPI. Although we are not a maker or guarantor on the secured loans or redemption obligation, these loans and obligation have been “pushed down” to us as reflected in our financial statements. The redemption obligation was extended by MFPI to compensate and induce certain of its lenders who are also the Secured Lenders of EGLLC, obligating MFPI to purchase, at the Secured Lenders’ option, the $5,950,000 equity investment made in an investment fund that is an owner of EGLLC and is managed by Black Diamond. Our mining properties and equipment have been pledged as collateral to the Secured Lenders under two filed and recorded mortgages. The loans of the EGLLC and MFPI are accruing interest between 15% and 18% per year. At June 30, 2012 and December 31, 2011, the outstanding principal and interest on these loans was $50,078,885 and $46,343,292, respectively.

EGI also owes $919,779 in Series A 8% bonds. The bonds mature during July 2012, with interest accruing at 8%. In the case of default, interest on the bonds accrues at 12%. The Company recorded accrued interest of $101,444 as of June 30, 2012 and $106,358 as of December 31, 2011.

Cash; Funds Raised

Our consolidated cash and cash equivalents balance at June 30, 2012 was $47,274 as compared to $358,125 at December 31, 2011.

In February 2012, EGI entered into three convertible bridge loans with related parties totaling $1,800,000. The loans are unsecured and call for 12% annual interest on the outstanding unpaid principal and mature on August 29, 2012.

In April, 2012, EGI entered into an additional bridge loan with an unrelated party for $100,000. This loan is unsecured, has an annual interest rate of 12% on the outstanding, unpaid principal and matures in October, 2012.

In May and June 2012, we raised $380,000 in a unit private placement discussed in further detail below in part II below. On July 6, 2012, we issued a short term unsecured 6% promissory note due September 30, 2012 to Patrick Imeson, our Chief Executive Officer and Chairman, in the principal amount of $10,000, and on July 19, 2012, EGI issued a short term unsecured 6% promissory note in the principal amount of $75,200 to Black Diamond, due October 31, 2012. This note is unsecured, has an annual interest rate of 6.0% on the outstanding, unpaid principal and matures on October 31, 2012. This promissory note was issued under Section 4(2) of the Securities Act. All of the funds raised through these placements will be used for working capital purposes.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

We will need, and we intend, to raise additional capital to provide financing for our ongoing operations and the operations of our two mining subsidiaries MTMI and EGI, to execute our business plan, build our operations and become profitable. Also, we will need to obtain additional capital to maintain our public company regulatory requirements. In order to obtain capital, we will need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. There can be no assurance that we will be successful in obtaining additional funding in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

Subsequent Events

EGI has entered into a binding letter of intent with Black Diamond Financial Group LLC (“Black Diamond”), the Manager of Black Diamond Holdings LLC (“BDH”), agreeing to the expansion of the existing Minerals Product Receivables Purchase Agreement (the “MPRPA”) between EGI and BDH. The revised MPRPA will provide for an increase of ounces of gold payable by 38,000 ounces to a total of 71,000 ounces. The gold payable rate under the MPRPA will be reduced from 80% to 50% with a production cost paid to EGI of $500 per ounce on delivery.  The tail, which is due after EGI’s Golden Dream Mine has produced an initial 250,000 ounces, will be increased from 6.5% to 15% at a production cost of $600 per ounce paid to Elkhorn at delivery.   The forward sale of the additional 38,000 ounces of gold is projected to give us a cash infusion of $12,500,000 with a targeted closing date of September 30, 2012. There can be no assurances, however, that EGI will be able to sell all of the additional ounces of gold under the amended MPRPA.

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

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our senior management, consisting of Patrick W. M. Imeson, Chief Executive Officer, and Eric Altman, Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2012, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive and chief financial officer concluded, as of the Evaluation Date, that our disclosure controls and procedures were not effective because of the identification of what might be deemed a material weakness in our internal control over financial reporting which is identified below.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, during the period covered by this quarterly report, our internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in its internal control over financial reporting as of June 30, 2012; however, it did identify the following deficiency that may possibly be viewed as a material weakness in our internal control over financial reporting as of that date:

1.	We did not have an audit committee. We are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

Management believes that the material weakness set forth in the item above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors resulted in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Management's Remediation Initiatives

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As initially disclosed in our Current Report on Form 8-K filed with the SEC on April 12, 2012, on May 24, 2010, the Environmental Protection Agency (the “EPA”) issued an “Action Memorandum” which documented the determination that soil removal was necessary to mitigate threats posed by elevated levels of lead and arsenic in the soil located on property in close proximity to MTMI’s mine. The work of clean-up conducted by the EPA of the site commenced in June 2010 and was completed by August of the same year. On August 26, 2010, MTMI and the EPA entered into an “Access and Compensation Agreement” which detailed the responsibilities of both the EPA and MTMI with respect to the clean-up and disposal of contaminated soils from the site. On October 26, 2011 the EPA proposed a settlement of $380,000. On November 04, 2011, MTMI agreed to the EPA proposed amount of $380,000 but added a stipulation that the amount be payable over time depending upon the status of MTMI’s operations. On February 21, 2012, MTMI was informed by the EPA that the EPA had agreed to the total amount of $380,000 with payments to be made on a monthly schedule of $2,500 per month with a balloon payment at month 36. MTIM has not yet received this agreement in writing.

As of June 30, 2012, other than the matter discussed above, we were not a party to nor were we aware of any existing, pending or threatened lawsuits or other legal actions involving us or our subsidiaries.

ITEM 1A.	RISK FACTORS

For a discussion of the risk factors impacting our business, we refer you to our Current Report on Form 8-K filed with the SEC on April 12, 2012 as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During May and June 2012, we conducted closing a private placement of 150,000 and 230,000 units of our securities for an aggregate of $150,000 and $230,000, respectively.  Each of the units consisted of one share of our common stock and a warrant representing the right to purchase one-half share of our common stock, exercisable for a period of five (5) years from issuance, at an exercise price of $1.50 per whole share.  The shares of common stock contained in the units and underling the warrants carry mandatory registration rights. The investors in this private placement agreed to renounce all right, title and interest in and to the warrants contained in the private placement units.

We agreed to file the registration statement no later than ninety (90) calendar days following the final closing of this private placement and use our best efforts to ensure that such registration statement is declared effective within one hundred fifty (150) calendar days of filing with the SEC (the “Effectiveness Deadline”).

EASTERN RESOURCES, INC. AND SUBSIDIARIES

If we are late in filing the registration statement or if the registration statement is not declared effective by the Effectiveness Deadline, monetary penalties payable by us to each holder of registrable securities will commence to accrue and cumulate at a rate equal to one percent (1.00%) of the purchase price per share paid by such holder for the registrable securities for each full period of 30 days that (i) we are late in filing the registration statement or (ii) the registration statement is late in being declared effective by the SEC (which shall be pro rated for any period less than 30 days); provided, however, that in no event shall the aggregate of any such penalties exceed ten percent (10%) of the purchase price per share paid by such holder for the registrable securities. Notwithstanding the foregoing, no payments shall be owed with respect to any period during which all of the holder’s registrable securities may be sold by such holder under Rule 144 or pursuant to another exemption from registration. Moreover, no such payments shall be due and payable with respect to any registrable securities we are unable to register due to limits imposed by the SEC’s interpretation of Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).

We have agreed to maintain the effectiveness of the registration statement through the earlier of second anniversary of the date the registration statement is declared effective by the SEC or until Rule 144 of the Securities Act is available to the holders to allow them to sell all of their registrable securities thereunder. The holders of any registrable securities removed from the registration statement as a result of any Rule 415 or other comments from the SEC shall have “piggyback” registration rights for the shares of common stock or common stock underlying such warrants with respect to any registration statement filed by us following the effectiveness of the registration statement which would permit the inclusion of these shares. As of June 30, 2012, we have accrued $38,000 for potential penalties related to the registration of the shares from the private stock sale.

In connection with our unit private placement offering, we issued warrants to purchase 315,000 shares of our common stock to eleven individuals who assisted us in our capital raising efforts. These warrants have an exercise price of $1.50 per share, are exercisable for a period of five years from the date of issuance and carry weighted average anti-dilution protection. These warrants were issued under Section 4(2) of the Securities Act.

On July 6, 2012, we issued a promissory note to Patrick Imeson, our Chief Executive Officer and Chairman, in the principal amount of $10,000. The promissory note is unsecured, has an annual interest rate of 6.0% on the outstanding, unpaid principal and matures on September 30, 2012. This promissory note was issued under Section 4(2) of the Securities Act.

On July 19, 2012, EGI issued a promissory note in the principal amount of $75,200 to Black Diamond. This note is unsecured, has an annual interest rate of 6.0% on the outstanding, unpaid principal and matures on October 31, 2012. This promissory note was issued under Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

The following exhibits are included as part of this report:

Exhibit No.	Description

4.1*	Form of Marketing Warrant dated May __, 2012

4.2*	6% Promissory note of the Registrant issued to Patrick Imeson dated July 6, 2012

4.3*	6% Promissory note of Elkhorn Goldfields, Inc. issued to Black Diamond Financial Group, LLC dated July 19, 2012

10.1*	Binding Letter of Intent dated August 17, 2012 between Elkhorn Goldfields, Inc. and Black Diamond Financial Group, LLC

31.1*	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.DEF***	XBRL Definition Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Presentation Linkbase Document

EASTERN RESOURCES, INC. AND SUBSIDIARIES

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

*** To be furnished by amendment. Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 20, 2012
EASTERN RESOURCES, INC.

	By:	/s/Patrick W. M. Imeson
Patrick W. M Imeson, Principal Executive
Officer

By:	/s/Eric Altman
Eric Altman, Principal Financial Officer

