Form 10-Q/A
period 2012-06-30
Eastern Resources, Inc.
filed 2012-09-13
CIK 1429373

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

FOR THE QUARTER ENDED MARCH 31, 2012

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 20, 2012 is to furnish Exhibits 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.

Additionally, we are including the Part I, Item I Financial Statements solely to correct a scrivener’s error in the numbering of the notes to the financial statements.

No changes have been made to the Quarterly Report other than (i) the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE and (ii) the correcting of the numbering of the notes to the financial statements, each as described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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

The following table summarizes the activity for the Company’s asset retirement obligations:

	Six months ended June 30,
	2012	2011

Balance beginning of the year	$22,793,187	$21,465,966
Accretion expense	703,981	1,327,221
Liabilities incurred	-	-
Balance, end of period	23,497,168	22,793,187
Less current portion of asset retirement obligations	-	-

Non-current portion	$23,497,168	$22,793,187

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

Note 5 – Series A 8% Bonds

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

Note 6 - Push-Down Debt, Interest, and Redemption Obligation of Parent and Its Affiliate

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

Note 7– Convertible Bridge Loans

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

Note 8 - Capital Leases

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

Note 9 – Shareholders’ Deficit

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

Note 10 - Income Taxes

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

Note 11 - Related Party Transactions

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

Note 12 - Commitments and Contingencies

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

Note 13 – Subsequent Events

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included as part of this report:

Exhibit No.	Description

4.1	Form of Marketing Warrant dated May __, 2012 (1)

4.2	6% Promissory note of the Registrant issued to Patrick Imeson dated July 6, 2012 (1)

4.3	6% Promissory note of Elkhorn Goldfields, Inc. issued to Black Diamond Financial Group, LLC dated July 19, 2012 (1)

10.1	Binding Letter of Intent dated August 17, 2012 between Elkhorn Goldfields, Inc. and Black Diamond Financial Group, LLC (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101 INS	XBRL Instance Document***

101 SCH	XBRL Schema Document***

101 CAL	XBRL Calculation Linkbase Document***

101 LAB	XBRL Labels Linkbase Document***

101 PRE	XBRL Presentation Linkbase Document***

101 DEF	XBRL Definition Linkbase Document***

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

(1) Filed with the SEC on August 20, 2012, as an exhibit, numbered as indicated above, to the Registrant’s Quarterly report on Form 10-Q, which exhibit is incorporated herein by reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2012

EASTERN RESOURCES, INC.

By:	/s/Patrick W. M. Imeson

Patrick W. M Imeson, Principal Executive
Officer

By:	/s/Eric Altman

Eric Altman, Principal Financial Officer

