Form 10-Q
period 2012-09-30
Eastern Resources, Inc.
filed 2012-11-21
CIK 1429373

EASTERN RESOURCES, INC. AND SUBSIDIARIES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 198,550,000 shares of the issuer’s common stock outstanding as of November 19, 2012.

EXPLANATORY NOTE

Eastern Resources, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Report”) on the date hereof in reliance on Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder (the “Order”) promulgated by the Securities and Exchange Commission (the “SEC”) on November 14, 2012 (Securities Exchange Act of 1934 – Release No. 68224).

The Company was not able to meet the SEC mandated filing deadline due to Hurricane Sandy. The Company’s legal counsel, Gottbetter & Partners, LLP (“G&P”), is located in New York, New York and its offices were closed for two days during the hurricane. G&P counsels and advises the Company with respect to the preparation of the Company’s periodic reports that it files with the SEC and, because of Hurricane Sandy, G&P was not able to provide this support service in a timely fashion. Because of this hurricane related delay, the Company was not able to file the Report until today.

EASTERN RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

EASTERN RESOURCES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2012	2011

Assets
Current assets
Cash and cash equivalents	$579,855	$358,125
Accounts receivable other	1,008	-
Inventory, net	886,977	912,676
Other current assets	24,265	12,433
Total current assets	1,492,105	1,283,234

Non-current assets
Buildings, equipment, and land, net	5,573,565	5,621,186
Mine development	5,167,219	3,869,342
Mining properties and mineral interests, net	16,425,845	16,380,747
Deposits	16,769,639	16,794,577
Total non-current assets	43,936,268	42,665,852

Total assets	$45,428,373	$43,949,086

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,533,148	$282,141
Accrued liabilities	5,194,148	3,247,232
Promissory Notes - related party	432,260	-
Convertible bridge loans, net	1,900,000	-
Current portion of capital lease obligation	179,972	335,093
Series A 8% bonds	919,779	1,399,779
Refundable customer deposit, ore purchase agreement	10,660,000	10,000,000
Push-down redeemable obligation of Parent and its affiliate	5,950,000	5,950,000
Push-down interest of Parent and its affiliate	24,461,002	18,813,444
Push-down debt of Parent and its affiliate	21,579,848	21,579,848
Total current liabilities	72,810,157	61,607,537

Non-current liabilities
Capital lease obligations, less current portion	-	39,719
Reclamation liability	23,849,160	22,793,187
Ore purchase derivative contract	22,734,479	18,818,945
Total non-current liabilities	46,583,639	41,651,851
Total liabilities	119,393,796	103,259,388

Series A Convertible Redeemable Preferred stock, $0.001 par value 10,000,000 and 0 shares authorized, issued and outstanding at September 30, 2012 and December 31, 2011 respectively	60,000,000	-
Series A Convertible Redeemable Preferred stock dividend	3,500,000
Push down obligation of Parent	(51,990,850)	-
Total convertible redeemable preferred stock net of push down obligations of parent	11,509,150

Commitments and contingencies

Stockholders’ deficit
Common Stock:
Common stock $0.001 par value 300,000,000 and 0 shares authorized at September 30, 2012 and December 31, 2011 198,550,000 shares issued and outstanding at September 30, 2012	198,550	-

Additional paid-in capital	7,292,260	12,073,010
Accumulated deficit	(92,965,383)	(71,383,312)
Total Stockholders' deficit	(85,474,573)	(59,310,302)

Total liabilities, convertible redeemable preferred stock and stockholders’ deficit	$45,428,373	$43,949,086

The accompanying notes are an integral part of these statements.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Metal sales	$-	$573,942	$-	$573,942

Operating expenses
Direct operating costs			-	-
General and administrative	1,295,156	262,319	4,305,989	883,864
Accretion expense	351,992	307,843	1,055,973	1,069,461
Mine care and maintenance	285,517	196,078	684,641	641,643
Depreciation and amortization		88	2,082	5,562
Total operating expenses	1,932,665	766,328	6,048,685	2,600,530

Loss from operations	(1,932,665)	(192,386)	(6,048,685)	(2,026,588)

Other (expense) income
Interest expense	(2,917,905)	(2,020,861)	(7,608,495)	(6,062,583)
Interest income	8,637	59	48,613	47,608
Amortization of deferred financing	(568,334)		(568,334)
Other (expense) income	(157)	(12)	10,364	71,104
Loss on ore purchase derivative	(1,407,694)	-	(1,407,694)	(13,025,932)
Change in fair value of derivative instrument contract	(2,095,776)	(1,489,960)	(2,507,840)	(4,216,849)
Total other (expense) income	(6,981,229)	(3,510,774)	(12,033,386)	(23,186,652)

Net Loss	(8,913,894)	(3,703,160)	(18,082,071)	$(25,213,240)

Preferred dividend	1,750,000		3,500,000	-

Net loss available to common shareholders	(10,663,894)	(3,703,160)	(21,582,071)	(25,213,240)

Earnings per share:
Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.09)	$(0.14)
Basic and diluted net loss per common share	$(0.05)	$(0.02)	$(0.11)	$(0.14)
Weighted average number of common shares outstanding	198,550,000	180,000,000	198,550,000	180,000,000

The accompanying notes are an integral part of these statements.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2011	180,000,000	$180,000	$11,893,010	$(71,383,312)	$(59,310,302)
Cash distribution			(100,000)		$(100,000)
Reverse acquisition	18,170,000	18,170	(13,674,878)		$(13,656,708)
Shares sold for cash, private placement	380,000	380	379,620		$380,000
Stock based compensation			1,213,154		$1,213,154
Stock based compensation, corporate advisory			536,913		$536,913
Warrants issued for services			306,568		$306,568
Non-cash contribution			568,334		$568,334
Beneficial conversation option bridge loan			521,981		$521,981
Push down debt obligation to be paid from preferred stock redemptions			5,647,558		$5,647,558
Series A convertible redeemable preferred stock dividend				$(3,500,000)	$(3,500,000)
Net Loss				$(18,082,071)	$(18,082,071)
Balance - September 30, 2012	198,550,000	$198,550	$7,292,260	$(92,965,383)	$(85,474,573)

The accompanying notes are an integral part of these statements.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
	September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(18,082,071)	$(25,213,240)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	2,082	5,562
Amortization of debt issuance costs	568,334	-
Accretion expense	1,055,973	1,069,461
Loss on ore purchase derivative	1,407,694	13,025,932
Change in fair value of derivative instrument	2,507,840	4,216,849
Accretion on convertible bridge loans	521,981	-
Warrants issued for services	306,568	-
Stock based compensation	1,750,067	-
Push-down interest of Parent and its affiliate	5,647,558	5,979,873

Changes in operating assets and liabilities
Accounts receivable - metal sales	-	(440,079)
Accounts receivable - other	(1,008)	(68,048)
Inventory	25,699	36,919
Other current assets	(11,833)	(7,523)
Accounts payable	1,251,007	342,605
Accrued liabilities	1,946,916	241,643
Refundable customer deposit	660,000	10,000,000
	17,638,878	34,403,194
Net cash (used in) provided by operating activities	(443,193)	9,189,954

Cash flows from investing activities
Purchase of building and equipment	(33,138)	(150,624)
Additions to mine development	(1,219,199)	(2,244,099)
Additions to mining properties and mineral interests	(45,098)	(6,875)
Change in deposits	24,938	(364,185)
Net cash used in investing activities	(1,272,497)	(2,765,783)

Cash flows from financing activities
Proceeds (payments) from Series A 8% bonds	(480,000)	164,279
Proceeds from sale of common stock	380,000	-
Proceeds from convertible bridge loans	1,900,000	-
Proceeds from promissory notes - related parties	432,260	-
Payments on capital lease obligations	(194,840)	-
Payments on push down debt of Parent and it's affiliates	-	(918,728)
Payments of distributions to stockholders	(100,000)	(2,648,781)
Net cash provided by (used in) financing activities	1,937,420	(3,403,230)

Net increase in cash and cash equivalents	221,730	3,020,941
Cash and cash equivalents - beginning of period	358,125	61,351
Cash and cash equivalents - end of period	$579,855	$3,082,292

Supplemental cash flow disclosures
Cash paid for interest	$131,638	$34,498
Non-cash financing and investing activities
Depreciation expense capitalized to mine development	$78,678	$4,270
Preferred dividend	$3,500,000

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

On April 6, 2012, we entered into an Agreement and Plan of Merger with ESRI, a public company. ESRI was merged into EGI and MTMI. EGI and MTMI, as the Surviving Corporation, became a wholly-owned subsidiary of ESRI. We issued 180,000,000 shares of our common stock and 10,000,000 series A convertible redeemable preferred stock to acquire EGI and MTMI, which resulted in the stockholders of EGI and MTMI owning approximately 91.6% of our outstanding common stock and 100% of our series A convertible preferred stock after the consummation of the Merger.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of September 30, 2012. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2011 included in the Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 12, 2012 and the amendments to that filing on Form 8-K/A filed with the SEC.

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

On April 6, 2012, EGLLC entered into a merger agreement with ESRI, whereas EGI and MTMI would become wholly owned subsidiaries of ESRI in exchange for 180,000,000 shares of common stock and 10,000,000 shares of preferred stock. ESRI discontinued its pre-merger business and acquired the business of MTMI and EGI, and will continue the existing business operations of MTMI and EGI as a publicly-traded company under the name Eastern Resources, Inc.

On May 8, 2012, we declared a 2 to 1 forward stock split on our Common Stock outstanding in the form of a dividend, with a record date of May 17, 2012, with a payment date of June 8, 2012. We have reflected the effect of this forward stock split on a retroactive basis on all common stock share amounts disclosed throughout this report.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ESRI and its subsidiaries, EGI and MTMI.  All intercompany accounts and transactions have been eliminated in consolidation.

Debt Issuance Costs

Direct costs associated with obtaining debt financing are deferred and amortized over the term of the debt using the effective interest method.  The net costs capitalized at for the nine months ended September 30, 2012 was $568,333 and were paid to related parties.  The Company amortized $568,334 for the nine months ended September 30, 2012.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts payable, and accrued liabilities, approximated fair value as of September 30, 2012 and December 31, 2011 because of the relatively short maturity of these instruments.

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

The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The following assets are measured at fair value as of September 30, 2012:

Description	Level 1	Level 2	Level 3	Total

Ore Purchase Contract	$-	$-	$(22,734,479)	$(22,734,479)

The following assets are measured at fair value as of December 31, 2011:

Description	Level 1	Level 2	Level 3	Total

Ore Purchase Contract	$-	$-	$(18,818,945)	$(18,818,945)

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Ore Purchase Contract: Based on contract terms, projected future gold prices, and discount rate commensurate with estimates of contemporary credit risk using a discounted cash flow model. The model is most sensitive to the future price of gold.

There were no changes to the valuation techniques used during the nine months ended September 30, 2012 and year ended December 31, 2011.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine month period ended September 30, 2012:

Embedded Derivative

Beginning balance – December 31, 2011	$(18,818,945)
Issuances (additions)	(1,407,694)
Total gains or losses (realized/unrealized)
Included in earnings	(2,507,840)
Included on the balance sheet	-
Transfers in and/or out of Level 3	-

Ending balance – September 30, 2012	$(22,734,479)

The embedded derivative is summarized between related and non-related parties as follows:

Related party embedded derivative	$21,326,785

Non-related party embedded derivative	1,407,694

Total embedded derivative	$22,734,479

Management’s Estimates

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

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 3 - Management’s Plan

At September 30, 2012, the Company has not generated any revenues to fund operations. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements for mine development and raise additional capital, which will require the issuance of additional debt and/or equity securities. All of the company’s mining projects have been placed in care and maintenance until the Company secures additional financing. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4–Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2012	December 31, 2011

Property and mining taxes payable	$3,102,357	$2,630,365
Interest	1,411,226	106,358
Environmental remediation	380,000	380,000
Payroll and related expenses	262,565	130,509
Other	38,000	-

	$5,194,148	$3,247,232

Note 5 – Customer Deposits

During 2011, the Company received an up-front payment of $10,000,000, through an ore purchase agreement from a related party, dated April 15, 2011, to sell 80% of the first 41,700 ounces of gold and 6.5% of the gold produced after 250,000 ounces from the Golden Dream Mine at the Elkhorn Project. For each ounce of gold delivered under the Minerals Product Receivables Purchase Agreement (the "MPRPA"), the Company will pay the related party, subject to certain adjustments, (i) with respect to 80% of the first 41,700 ounces sold, the lesser of $500 per ounce or the latest COMEX spot gold price at the time of sale and (ii) with respect to each ounce of gold over 250,000 ounces, the lesser of $600 or the latest COMEX spot gold price at the time of sale. All pricing is subject to adjustment by an agreed upon inflation factor.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Agreement included an embedded derivative, which is valued using a discounted cash flow model with the major inputs of: (i) a 25% discount rate, (ii) gold future pricing, (iii) April 15, 2011 measurement date, and (iv) and management’s forecast to produce 72,727 ounces by December 2014. The Company recognized a $13,025,932 loss on related party ore purchase agreement to reflect the difference between fair value of gold at the agreement date and the contract price of gold in the Agreement. As the result, the offering will be amortized by the Company with the delivery of the gold. The fair value of the embedded derivative fluctuates with changes in the price of gold. The change in fair value of the embedded derivative from the date of closing to September 30, 2012 and December 31, 2011 resulted in a cumulative loss of $8,300,853 and $5,793,013, respectively, which was recorded in the consolidated statements of operations in the change in fair value of the derivative instrument.

During 2012, the Company received an up-front payment of $660,000, from an unrelated party, expanding the MPRPA. Pursuant to the agreement, the ounces of gold payable under the existing MPRPA will be increased by 2,000 ounces, from 33,360 ounces to a total of 35,360 ounces. The gold payable rate under the MPRPA will be reduced from 80% to 50% with a production cost paid to the company of $500 per ounce upon delivery. The percent of production that the MPRPA holder can purchase after the Golden Dream Mine has produced an initial 250,000 ounces has increased from 6.5% to 6.87% at a production cost of $600 per ounce paid to Elkhorn at delivery.

The Agreement included an embedded derivative, which is valued using a discounted cash flow model with the major inputs of: (i) a 25% discount rate, (ii) gold future pricing, (iii) September 30, 2012 measurement date, and (iv) and management’s forecast to produce 2,200 ounces by December 2014. The Company recognized a $1,407,694 loss on related party ore purchase agreement to reflect the difference between fair value of gold at the agreement date and the contract price of gold in the Agreement. As the result, the offering will be amortized by the Company with the delivery of the gold. The fair value of the embedded derivative fluctuates with changes in the price of gold.

The up-front payments of $10,660,000 have been recognized as refundable customer deposits until the gold is sold. The refundable customer deposits are considered current due to the party’s making the payments having the right, upon written notice, at their option to demand repayment of the upfront cash deposit, without interest, for any shortfall in delivered ounces and the uncertainty of the commencement of ore production and the price of gold.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 6–Notes Payable

Series A 8% bonds	September 30, 2012	December 31, 2011
During July 2010, the Company entered into Series A 8% bonds for a total of $5,000,000, of which $1,235,500 was funded. The bonds mature during July 2012, with interest accruing at 8%. Upon the event of default, interest on the bonds accrues at 12%. The unpaid interest on the bonds shall be due and payable quarterly in arrears on the last day of each October, January, April, and July commencing in October 2010. The Company will make a bonus payment of $50,000 per bond upon maturity. The loans are currently in default and due on demand.	$919,779	$1,399,779

The holders each received five-year warrants to purchase 0.67 membership units of EGLLC per $50,000 bond at a purchase price of $37,500 per membership unit and on July 31, 2011 an additional five-year warrant to purchase 0.67 membership units of EGLLC per $50,000 bond at a purchase price of $37,500 per membership unit was issued. The warrants expire July 31, 2015.
Less current portion	(919,779)	(1,399,779)

	$-	$-

Promissory Notes – Related Parties

	September 30, 2012	December 31, 2011
During 2012, the Company entered into a series of promissory notes with related parties for a total of $432,260. The notes mature on September 30, 2012 and accrue interest at a rate of 6%. The maturity dates of the notes have been extended to May 2013. During October, 2012, promissory notes totaling $107,060 were paid in full.	$432,260	$-

Convertible Bridge Loans

During February 2012, the Company entered into three convertible bridge loans with related parties totaling $1,800,000. The loans are unsecured and call for 12% annual interest on the outstanding unpaid principal. The loans are convertible into common stock at an exercise price of $1.00 per share, with the holder receiving one five-year warrant attached to each share. Two warrants will allow the holder the rights to acquire an additional share of common stock for $1.50. In addition, the holder will be issued warrants exercisable at $0.01 per share, exercisable at the time of closing a private placement offering (“PPO”) or the next round of funding. If the share value of the PPO is less than $1.25, an appropriate number of warrants may be exercised by the holder giving the holder additional shares at the cost of $0.01 per share to effect conversion at a 25% discount from the share price of the PPO or the next round of funding. If the PPO does not close within 180 days after the closing of the Merger (April 6, 2012), the holder may “put” the Conversion Shares to the Company at $2.00 per share. The loans matured during August 2012 and prior to that date, the Company did not make the required payments due under the terms of the convertible bridge loans which resulted in an event of default.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

During April, 2012, the Company entered into a bridge loan with an unrelated party for $100,000. The loan is unsecured, has an annual interest rate of 12% on the outstanding, unpaid principal and matures in October, 2012. Prior to the maturity date, the holder may convert the entire principal and accrued interest then outstanding into common stock of the Company. Furthermore, should the Company secure financing prior to the maturity date; the bridge loan shall automatically convert into common stock of the Company at a cost of $1.00 per share. The holder will receive one five-year warrant attached to each share of stock. Two warrants will acquire an additional share of common stock for $1.50 of acquirer. In addition, the holder will be issued warrants exercisable at $0.01 per share, exercisable at the time of closing a private placement offering ("PPO") of acquirer or the next round of funding of acquirer. If the share value is less than $1.25, an appropriate number of warrants may be exercised by the holder giving the holder additional shares at the cost of $0.01 per share to effect conversion at a 25% discount from the share price of the PPO or the next round of funding .If the Company is unable to close a financing within 180 days after the closing of the Holder’s applicable closing date, the holder shall have the right to require the Company to purchase all of the Conversion Shares (the “Put Right”) for $1.50 per share (“Put Price”).Holder shall exercise the Put Right within 30 days after the maturity date. Subsequent to September 30, 2012 the Company did not make the required payments due under the terms of the bridge loan which resulted in an event of default.

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

September 30, 2012
Convertible bridge loans principal amount	$1,900,000

Effect of beneficial conversion	(521,981)

Accretion of debt discount	521,981

Net convertible bridge loans	$1,900,000

Notes Payable Maturity Schedule

At September 30, 2012

	Related Party	Other
Year Ended	Notes	Notes	Total
2012	$2,952,039	$300,000	$3,252,039

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 7 - Push-Down Debt, Interest, and Redemption Obligation of Parent and Its Affiliate

During May 2010, the Company entered into a pledge agreement with the Parent and an investor group.  Through the agreement the Company’s assets serve as collateral for multiple loans of the Parent to the investors group. The agreement states that all loans and redeemable interest are jointly and severally obligations of the Parent and the investor group may allocate payments at its discretion.   Although the Company is not a maker or guarantor on the loans, the loans have been “pushed down” to the Company in the accompanying consolidated financial statements in accordance with Statement of Accounting Bulletin No 54.  The following is a summary of the loans as of the nine months ended September 30, 2012 and year ended December 31, 2011.

	September 30, 2012	December 31, 2011

$5,000,000, 12% Series A convertible notes. These notes were due in December 2007. The notes pay interest at the rate of 12% per annum, payable on the maturity date or within 30 days after conversion. In the case of default, interest on the notes accrues at 18%. During 2007, the notes were extended to December 2009. During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the convertible notes accrue interest at 18% per annum, compounded quarterly, and are due in November 2013. Interest only payments are to be made quarterly. At the election of the holder, principal amounts of the notes are convertible into membership units at $50,000 per membership unit or into membership interests of the Parent. The Company’s mining properties and equipment have been pledged as collateral to these notes.	$5,791,701	$5,791,701

On May 14, 2007, an affiliate of the Parent entered into a loan for $8,050,000. The loan was due May 2009. The loan pays interest at the rate of 12% per annum, payable monthly. During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the loans accrue interest at 18% per annum, compounded quarterly, and are due November 2013.

At the election of the holder, the principal amount of the loan can be exchanged for $13,416,666 of Series A Bonds of the Parent. The Company’s mining properties and equipment have been pledged as collateral to this note.	9,680,125	9,680,125

On January 22, 2008, an affiliate of the Parent entered into a loan for $5,000,000. The loan was due January 2009. The loan pays interest at the rate of 12% per annum, payable monthly. During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the loans accrue interest at 18% per annum, compounded quarterly, and are due November 2013. At the election of the holder, the principal amount of the loan can be exchanged for shares of an investment of the Parent at $1.00 per share, exchanged for $1,350,000 of Series A Convertible Bond, or exchanged for bonds of an investment of the Parent at $1.00 principal for each $1.00 par amount of a bond. The Company’s mining properties and equipment have been pledged as collateral to this note.	6,108,022	6,108,022

Total push-down debt of the Parent and its affiliate	21,579,848	21,579,848

An affiliate of the Parent offered redeemable options to certain debt holders (“Optionee”) to purchase membership units in an equity owner of the Parent. The affiliate as Optionor grants to each Optionee the option to put all or any portion of the membership units to the affiliate, whereupon the affiliate shall have the obligation to purchase the put units at the Optionees’ cost plus 15% annualized return, less cash distributions or the fair market value of in-kind distributions, which shall first be deducted from the 15% annualized return from each Optionee’s date of acquisition of the units. The affiliate will satisfy the put by executing and delivering to each Optionee the affiliates’ fully amortized 60-month note in the amount of the put price bearing interest at 12% per annum. The Optionees have the right to exercise the put at any time until 60 days after all push-down debt and related interest have been repaid in full. The Company’s mining properties and equipment have been pledged as collateral to the redeemable interest.	5,950,000	5,950,000

Push-down accrued interest of the Parent and its affiliate	24,461,002	18,813,444

	$51,990,850	$46,343,292

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

The assets under capital lease have cost and accumulated amortization as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Equipment	$916,736	$916,736
Less accumulated depreciation	(112,936)	(48,963)

	$803,800	$867,773
Maturities of capital lease obligations are as follows:

Year Ending December 31,
2012	$158,353	$385,358
2013	49,648	49,780
Total minimum lease payments	208,001	435,138
Amount representing interest	(28,029)	(60,326)
Present value of net minimum lease payments	179,972	374,812
Less current portion	(179,972)	(335,093)

Long-term capital lease obligation	$-	$39,719

Note 9 – Shareholders’ Deficit

Common Stock

As of September 30, 2012, the authorized share capital of the Company consisted of 300,000,000 shares of common stock with a par value of $0.001 per share. There were 198,550,000 shares of common stock issued and outstanding as of September 30, 2012.

On June 8, 2012 the Company recorded a 2 for 1 forward stock split on the Company’s common stock outstanding in the form of a dividend with a Declaration Date of May 8, 2012 and a Record Date of May 17, 2012. The stock split entitled each common stock shareholder as of the Record Date to receive one additional share of common stock for each share owned. All share and per share amounts presented in the accompanying consolidated financial statements have been restated to reflect this change.

During May and June 2012, the Company completed a private placement for 150,000 and 230,000 units for $150,000 and $230,000, respectively.  Each unit consisted of one share of our common stock and a warrant, representing the right to purchase one-half share of common stock, exercisable for a period of five (5) years from issuance, at an exercise price of $1.50 per whole share.  The shares of common stock contained in the units and underling the warrants carry mandatory registration rights. Subsequent to the private placement the investors agreed to renounce all right, title and interest in and to the warrants contained in the private placement units.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company agreed to file the registration statement no later than ninety (90) calendar days following the final closing of the private placement and use its best efforts to ensure that such registration statement is declared effective within one hundred fifty (150) calendar days of filing with the SEC (the “Effectiveness Deadline”).

If the Company is late in filing the registration statement or if the registration statement is not declared effective by the Effectiveness Deadline, monetary penalties payable by the Company to each holder of registrable securities will commence to accrue and cumulate at a rate equal to one percent (1.0%) of the purchase price per share paid by such holder for the registrable securities for each full period of 30 days that (i) the Company is late in filing the registration statement or (ii) the registration statement is late in being declared effective by the SEC (which shall be pro-rated for any period less than 30 days); provided, however, that in no event shall the aggregate of any such penalties exceed ten percent (10%) of the purchase price per share paid by such holder for the registrable securities. Notwithstanding the foregoing, no payments shall be owed with respect to any period during which all of the holder’s registrable securities may be sold by such holder under Rule 144 or pursuant to another exemption from registration. Moreover, no such payments shall be due and payable with respect to any registrable securities we are unable to register due to limits imposed by the SEC’s interpretation of Rule 415 under the Securities Act.

The Company has agreed to maintain the effectiveness of the registration statement through the earlier of second anniversary of the date the registration statement is declared effective by the SEC or until Rule 144 of the Securities Act is available to the holders to allow them to sell all of their registrable securities thereunder. The holders of any registrable securities removed from the registration statement as a result of any Rule 415 or other comments from the SEC shall have “piggyback” registration rights for the shares of common stock or common stock underlying such warrants with respect to any registration statement filed by us following the effectiveness of the registration statement which would permit the inclusion of these shares. As of September 30, 2012, the Company has accrued a $38,000 for potential penalties related to the registration of the shares from the private stock sale.

Convertible Redeemable Preferred Stock

The authorized share capital of the Company includes 10,000,000 shares of Series A Convertible Redeemable Preferred Stock (“Preferred Stock”) with a par value of $0.001 per share. The holder of the Preferred Stock is entitled to receive, out of funds legally available therefor, cumulative non-compounding preferential dividends at the rate of 12% non-cumulative of the stated value of $6.00 per share per year. No dividends may be declared or paid on the shares of common stock or any other capital stock of the Company so long as any shares of the Preferred Stock remain outstanding. As of September 30, 2012, no dividends have been declared on the Preferred Stock. However, the Company has accrued dividends in arrears totaling $3,500,000 to the benefit of the Preferred Stock shareholders. The Preferred Stock has been designated to pay off the push down obligation which has been collateralized by assets of the Company. As money is distributed to the holder of the Preferred Stock either as a dividend or in redemption, it must be used to pay the interest and principle on the push down obligation that is reflected in the accompanying financial statements. The Preferred Stock has been initially recorded at its estimated fair value of $8,009,150 based upon the discounted cash flows to be received by stock holders.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Preferred Stock redemption rights can be exercised by the stockholder the earlier of October 6, 2012 or with the production of 25,000 ounces of gold.  The redemption is not considered probable because the Company’s mines are on care and maintenance and redemption would place the Company in insolvency, which by state law is not permitted.   As of September 30, 2012 the Company did not adjust the carrying value for any changes in the redemption value because redemption is contingent on ore production and not probable until the Company secures additional funding.

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

The 2012 Plan is administered by the Board, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and stock purchase rights are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options (generally straight line over a period of three years), and all other terms and conditions of each award. Stock options have a maximum term of ten years and incentive stock options have a maximum term of five years. It is the Company's practice to grant options to employees with exercise prices equal to or greater than the estimated fair market value of its common stock. The 2012 Plan shall terminate within ten years.

The fair value of each award is estimated on the date of grant. Stock option values are estimated using the Black Scholes option valuation model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. For purposes of estimating the expected term of options granted, the Company aggregates option recipients into groups that have similar option exercise behavioral traits. Expected volatilities used in the valuation model are based on the average volatility of stock for three publicly traded companies determined to be in a similar industry and with the same market capitalization as the Company. The risk free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant. The valuation model assumes no dividends. The forfeiture rate is 15%. During the period ended September 30, 2012, the Company has recorded stock based compensation expense of $1,213,154 associated with stock options. As of September 30, 2012, the Company has estimated approximately $6,730,000 of future compensation costs related to the unvested portions of outstanding stock options. Stock based compensation related to common stock issued to a third party vendor in exchange for services of $536,913, with no forfeiture rate, was included in general and administrative expenses in the statement of operations in the nine months ended September 30, 2012. As of September 30, 2012, the Company has estimated approximately $536,000 of future general and administrative expense related to the unvested portions of outstanding stock options.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Stock option activity for the nine months ended September 30, 2012 was as follows:

	Incentive	Weighted
	Stock	Average
	Options	Exercise Price
Outstanding - December 31, 2011	-	$-
Granted	12,920,000	0.96
Forfeited/canceled	(230,000)	1.00
Exercised	-	-
Outstanding - September 30, 2012	12,690,000	$0.96

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$0.75	2,000,000	$0.75	9.57	871,233	$0.75
1.00	10,690,000	1.00	9.52	1,729,552	1.00
Total - September 30, 2012	12,690,000	$0.96	9.52	2,600,785	$0.96

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30,
2012
Approximate risk-free rate	0.18%-0.45%
Average expected term	1-3 years
Dividend yield	-%
Volatility	118.00%
Estimated fair value of total options granted	$0.65-$0.78

Warrants

The Company issued 750,000 warrants in connection with securing a convertible bridge loan. The agreement provides and exercise price of $2.00 which expires within 5 years of being exercised. The warrants were valued at $435,014 using the Black-Scholes option pricing model with the assumption of 118.00% volatility, of the risk free rate of 0.83% and no dividend yield.

The Company issued 50,000 warrants in connection with securing a convertible bridge loan. The agreement provides and exercise price of $2.00 which expires within 5 years of being exercised. The warrants were valued at $28,984 using the Black-Scholes option pricing model with the assumption of 118.00% volatility, of the risk free rate of 0.83% and no dividend yield.

The Company issued 100,000 warrants in connection with securing a convertible bridge loan. The agreement provides and exercise price of $2.00 which expires within 5 years of being exercised. The warrants were valued at $29,984 using the Black-Scholes option pricing model with the assumption of 118.00% volatility, of the risk free rate of 0.83% and no dividend yield.

The Company issued 50,000 warrants in connection with securing a convertible bridge loan. The agreement provides and exercise price of $2.00 which expires within 5 years of being exercised. The warrants were valued at $29,000 using the Black-Scholes option pricing model with the assumption of 118.00% volatility, of the risk free rate of 0.83% and no dividend yield.

The Company issued 315,000 warrants in consideration of marketing a private placement financing. The agreement provides and exercise price of $1.50 which expires if unexercised within 5 years. The warrants were valued at $306,568 using the Black-Scholes option pricing model with the assumption of 204.37% volatility, of the risk free rate of 0.73% and no dividend yield.

Note 9 - Related Party Transactions

During 2011, the Company entered into an ore purchase agreement (“Agreement”) with an affiliate of EGI to sell 80% of the first 41,700 ounces of gold produced from the Golden Dream Mine for an up-front payment of $10,000,000 of consideration.(Note 5).

Upon the closing of the Merger, the Company entered into a management services agreement with Black Diamond Financial Group, LLC to provide certain management, financial and accounting services for $15,000 per month plus $200 per hour for each additional hour of service in excess of 125 hours to the Company. The management services agreement has an initial term of three years and may be extended thereafter for successive one-year terms. As of September 30, 2012 management fee expense was $90,000.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2012, there was $10,000 of related party payables included in accounts payable.

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2012 and December 31, 2011, approximately $23,850,000 and $22,800,000, respectively, were accrued for reclamation costs relating to currently producing mineral properties in accordance with asset retirement obligation guidance.

Property Taxes

The Company is not current with its 2011, 2010 and 2009 property taxes. The total amount past due as of September 30, 2012 and December 31, 2011 is approximately $3,100,000 and $2,600,000, respectively.

Payroll Taxes

The Company is not current with its 2012 payroll taxes. The total amount past due as of September 30, 2012 is approximately $168,000.

Note 12 – Subsequent Events

On October 30, 2012, the Company expanded its MPRPA by an additional $100,000. Pursuant to the agreement, the ounces of gold payable under the existing MPRPA, which was last expanded on September 28, 2012, will be increased by an additional 303 ounces, from 35,360 ounces to a total of 35,663 ounces. The percent of production that the MPRPA holder can purchase after the Golden Dream Mine has produced an initial 250,000 ounces has increased from 6.87% to 6.93% at a production cost of $600 per ounce paid to Elkhorn at delivery.

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

As the result of the Merger and the change in business and operations of the Company to engaging in exploration and production activities in the precious metal industry, a discussion of the past financial results of ESRI is not pertinent, and the historical financial results of MTMI and EGI, the accounting acquirers, prior to the Merger are considered the historical financial results of the Company. The following discussion highlights our plan of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. The following discussion and analysis are based on MTMI’s and EGI’s financial statements, which we have prepared in accordance with U.S. generally, accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The discussion should be read in conjunction with our audited and unaudited financial statements and related notes and the other financial information included elsewhere in this Quarterly Report.

Stock Split

On May 8, 2012, we declared a 2 to 1 forward stock split on our Common Stock outstanding in the form of a dividend, with a record date of May 17, 2012, with a payment date of June 8, 2012. We have reflected the effect of this forward stock split on a retroactive basis on all common stock share amounts disclosed throughout this report.

Expansion of Minerals Product Receivables Purchase Agreement

On August 20, 2012, the Company entered into a letter of intent with a related party referenced above. Pursuant to this letter agreement, the ounces of gold payable under the existing Minerals Product Receivables Purchase Agreement (the "MPRPA") between the Company and the related party will be increased by 37,640 ounces, from 33,360 ounces to a total of 71,000 ounces. The gold payable rate under the MPRPA will be reduced from 80% to 50% with a production cost paid to the Company of $500 per ounce on delivery. The tail, which is due after the Golden Dream Mine has produced an initial 250,000 ounces, will be increased from 6.5% to 15% at a production cost of $600 per ounce paid to the Company at delivery. The Company will realize up to $12,500,000 from the forward sale of the full 37,640 ounces which will be recognized as a refundable customer deposit until the gold is sold.

Funds from the successful sale of these additional ounces of gold will be used to continue the development of the Company's Golden Dream Mine. The Company has completed approximately 650 feet of underground development, has complete surface infrastructure, and most recently installed a water treatment system giving it the capability to fully develop the Golden Dream Mine.

On September 28, 2012, the Company expanded its current MPRPA by an additional $660,000. The $660,000 payment has been recognized as a refundable customer deposit until the gold is sold. Pursuant to the agreement, the ounces of gold payable under the existing MPRPA will be increased by 2,000 ounces, from 33,360 ounces to a total of 35,360 ounces. The gold payable rate under the MPRPA will be reduced from 80% to 50% with a production cost paid to the company of $500 per ounce upon delivery. The percent of production that the MPRPA holder can purchase after the Golden Dream Mine has produced an initial 250,000 ounces has increased from 6.5% to 6.87% at a production cost of $600 per ounce paid to Elkhorn at delivery.

On October 30, 2012, the Company further expanded its MPRPA by an additional $100,000. Pursuant to the agreement, the ounces of gold payable under the existing MPRPA, which was last expanded on September 28, 2012, will be increased by an additional 303 ounces, from 35,360 ounces to a total of 35,663 ounces. The percent of production that the MPRPA holder can purchase after the Golden Dream Mine has produced an initial 250,000 ounces has increased from 6.87% to 6.93% at a production cost of $600 per ounce paid to Elkhorn at delivery.

To reflect these and previous charges to the MPRPA, on October 18, 2012 we amended and restated the MPRPA. The Amended and Restated MPRPA will provide for an increase of ounces of gold payable by 46,640 ounces to a total of 80,000 ounces.  The gold payable rate under the Amended and Restated MPRPA will be reduced from 80% to 50% with a production cost paid to EGI of $500 per ounce on delivery.  The tail, which is due after EGI’s Golden Dream Mine has produced an initial 250,000 ounces, will be increased from 6.5% to 15% at a production cost of $600 per ounce paid to Elkhorn at delivery.   The forward sale of the additional 46,640 ounces of gold is projected to give us a cash infusion of $15,391,200 with a targeted closing date in the fourth quarter of 2012.

General Overview

Elkhorn Goldfields, Inc. (“EGI”) and Montana Tunnels Mining, Inc. (“MTMI”) (or combined as “Elkhorn”) were formed for the purpose of acquiring, holding, operating, selling, and otherwise dealing in assets of mining operations with gold and other metal reserves and exploration potential. Elkhorn’s objective is to operate mines and expand its interests through acquisition and exploration. Elkhorn has one mineral property, the Golden Dream Mine, that has completed the permitting process, is in the process of installing required infrastructure and has developed the 650 foot underground access ramp to reach the upper levels of the ore body and a second property, the Montana Tunnels Mine, that has completed the permitting except for posting the required reclamation bond. In addition, Elkhorn has several mineralized targets which are in the exploration stage. The permitted and nearly permitted mines consist of the Golden Dream Mine (formerly referred to as the Sourdough Mine) and the Montana Tunnels Mine. The mineralized targets are the East Butte, Gold Hill/Mount Heagan, Carmody, and the expansion of the previously operated Diamond Hill Mine. All the mines and properties are located in Jefferson County, Montana with the exception of the Diamond Hill Mine which is in Broadwater County, Montana. Elkhorn maintains its principal executive office in Denver, Colorado.

Results from Operations

Three and nine months ended September 30, 2012 as compared with the three and nine months ended September 30, 2011.

Revenue from the Sale of Gold

Elkhorn had no revenues from the sale of gold from the Golden Dream Mine or the Montana Tunnels Mine in 2012 or 2011. In August, 2011, they did realize gross revenue of $573,942 from the sale of 874 tons of stockpile of rock from past mining (resulting in 303 oz. of gold) from the East Butte mine, part of the Golden Dream Mine properties. The related ore processing costs of $133,863 are included in general & administrative expense in 2011.

Operating Expenses

General and administrative expense for the three and nine months ended September 30, 2012 was $1,295,156 and $4,305,989 as compared to $262,319 and $883,864 for the three and nine months ended September 30, 2011. In June, 2011, development of the Golden Dream Mine commenced which resulted in the capitalization of payroll and related costs. As development of the Golden Dream Mine has been placed on care and maintenance temporarily halted in the second quarter of 2012, payroll and related costs are being expensed for the second and third quarters of 2012. Furthermore, general and administrative expenses increased in 2012 due to an increase in professional fees related to the Merger and compensation expense related to the employee stock option plan of $1,213,154, stock options related to a corporate advisory agreement of $536,913 and marketing warrants of $306,568 issued in 2012. This is offset partially by ore processing costs in August 2011 from the sale of stockpiled ore from past mining included in general & administrative costs in 2011.

Accretion expense for the three and nine months ended September 30, 2012 was $351,992 and $1,055,973 as compared to $307,843 and $1,069,461 for the three and nine months ended September 30, 2011. The decrease in 2012 as compared to 2011 is due to a reduction in accretion expense for reclamation of the L-Pit at Montana Tunnels Mine. Management re-evaluates annually the timing of the deferred site closure and reclamation costs related to Montana Tunnels Mining mill and mine sites. They anticipate that reclamation of the mine and mill would be completed in 2024 which is extended several years from previous estimates. This extension is due to management pursuing financing to commence development of the M-Pit, which would extend the mine life by 9 years. The total cost of reclamation is consistent with previous estimates, however by extending the timeline, has reduced the related accretion expense. Estimated future costs are discounted to their present value using a 12% discount rate.

Mine care and maintenance for the three and nine months ended September 30, 2012 was $285,517 and $684,641 as compared to $196,078 and $641,643 for the three and nine months ended September 30, 2011. The increase in mine care and maintenance was due to certain expenses that were capitalized as part of the development of the Golden Dream Mine in 2011 and not being capitalized in 2012 due to the Golden Dream Mine development being in care of maintenance starting in the second quarter of 2012.

Depreciation, depletion and amortization expense for the three and nine months ended September 30, 2012 was $0 and $2,082 as compared to $88 and $5,562 for the three and nine months ended September 30, 2011. Depreciation, depletion and amortization is calculated on the units of production basis over the remaining proven and probable reserves of the mine. Montana Tunnels Mine ceased mining during 2008 after completion of the L-Pit and completed milling of stockpiled ore during April, 2009 at which time the mine was placed on care and maintenance. Accordingly, there was no depreciation expense related to Montana Tunnels Mine for the periods ended September 30, 2012 and 2011. Capitalized depreciation expense related to the development of the Golden Dream mine for the nine months ended September 30, 2012 and 2011 was $78,678, and $4,270 respectively.

Total operating expenses for the three and nine months ended September 30, 2012 was $1,932,665 and $6,048,685 as compared to $766,328 and $2,600,530 for the three and nine months ended September 30, 2011.

Other Income and Expense

Interest expense for the three and nine months ended September 30, 2012 was $2,917,905 and $7,608,495 as compared to $2,020,861 and $6,062,583 for the three and nine months ended September 30, 2011.

Interest income for the three and nine months ended September 30, 2012 was $8,637 and$48,613 as compared to $59 and $47,608 for the three and nine months ended September 30, 2011. Interest income is earned from restricted cash held directly by a surety in the form of certificates of deposit related to reclamation obligations. Interest income earned throughout the year is remitted to the Company in the fourth quarter of each calendar year.

Amortization of debt discount for the three and nine months ended September 30, 2012 was $568,333 and $568,333 as compared to $0 and $0 for the three and nine months ended September 30, 2011. The amortization of debt discount in 2012 reflects expensing the remaining deferred financing from push down debt.

Loss on ore purchase derivative for the three and nine months ended September 30, 2012 was $1,407,694 and $1,407,694 as compared to $0 and $13,025,932 for the three and nine months ended September 30, 2011. The loss relates to MPRPA as the Company recognized the difference in the fair value of gold at the agreement date and the contract price of gold in the agreement. The change in fair value of the embedded derivative for the three and nine months ended September 30, 2012 was $2,095,776 and $2,507,840 as compared to $1,489,960 and $4,216,849 for the three and nine months ended September 30, 2011. The loss relates to the change in the fair value of the commodity future prices of the MPRPA from the date of closing to September 30, 2012 and September 30, 2011, respectively to reflect the loss in the change in fair value of the derivative instrument.

Going Concern

As reflected in our financial statements for the quarter ended September 30, 2012, we have generated significant losses and substantial doubt exists about our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for development and operations. We believe that the completion of a proposed $8.5 million private placement will be sufficient to get us to a point where the Golden Dream Mine will begin extracting and selling mineral and providing sufficient cash flow for operations of that mine, for care and maintenance of the Montana Tunnels Mine and to cover other general and administrative expenses; however, because we have not generated revenues since Montana Tunnels Mine shuttered mining in 2008, there is no assurance we will ever reach that point. Also, we believe we will be successful in our capital raising efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing to fund our operations on terms agreeable to us.

Liquidity and Capital Resources

Overview

We have funded our operations and mine development primarily through issuances of debt and equity securities. However, to reach full production of the Golden Dream Mine and begin the “M” pit production at Montana Tunnels Mine, we plan to raise $38.5 million in additional capital in 2012 and 2013, which will be deployed in two stages from Q4, 2012 thru Q2, 2014. We believe that raising the additional capital will allow the Golden Dream Mine to be in full production in the second Quarter of 2013 and for the Montana Tunnels Mine to be at or near commercial production sometime in the fourth quarter of 2014.

During Stage 1 (Q4, 2012 and Q1, 2013), we expect to invest $8.5 million of capital to enable the continued development of the Golden Dream Mine focusing on the continued development of the primary access ramp into the main ore body, to complete a raise bore tunnel as a secondary egress and escape way and to refurbish the Diamond Hill mill at MTMI’s site, readying it for production for ores from the Golden Dream Mine.

During Stage 2 (beginning in Q2 2013 through Q2 2014), we expect to invest an additional $30 million of capital to move forward the Montana Tunnels Mine “M” Pit expansion plan.

As additional equipment and financing becomes available in 2013, we plan to double the size of the MTMI earth moving fleet with the goal of removing four (4) million tons of waste rock per month. Our plan is to complete the Montana Tunnels Mine development and full mill start up by the second or third quarter of 2014.

These projections are based on certain assumptions including, but not limited to, our success in raising the required capital in our planned private placements. There can be no assurance that we will be successful in our capital raising efforts. Failure to reach our capital targets could adversely affect our ability to achieve our target projections.

Liabilities

At September 30, 2012 we had liabilities of $119,393,796 compared to liabilities of $103,259,388 at December 31, 2011. Total current liabilities were $72,810,157 at September 30, 2012 as compared to $61,607,537 at December 31, 2011. The increase in liabilities from December 31, 2011 to September 30, 2012 is attributable to an increase in push down debt, interest and the redeemable obligation of EGLLC and its affiliate of $5,647,558, the addition of $1,900,000 in bridge loans, the addition of $432,260 of promissory notes, the increase in reclamation liability of $1,055,973 and the increase in the embedded derivative based on the contract terms, projected future gold prices and discount rate commensurate with estimates of contemporary credit risk using a discounted cash flow model as it relates to the MPRPA of $3,915,534. The remainder of the increase is from an increase in accounts payables and accrued liabilities of $3,197,923.

 The refundable customer deposit, ore purchase agreement liability under the MPRPA is comprised of $10,660,000 of up-front consideration, a recognized loss of $1,407,694 as of September 30, 2012 and $13,025,932 as of December 31, 2011 reflecting the difference between the fair value of the commodity future prices of the gold at the agreement date and the contract price of gold. The change in fair value of the embedded derivative of $8,300,853 is a reflection of the change in the fair value of the derivative instrument contract from the date of closing to September 30, 2012. The change in fair value of the derivative instrument contract from December 31, 2011 to September 30, 2012 was $2,507,840.

Our assets serve as collateral for multiple loans and a redemption obligation of EGLLC and MFPI*. Although we are not a maker or guarantor on the secured loans or redemption obligation, these loans and obligation have been “pushed down” to us as reflected in our financial statements. The redemption obligation was extended by MFPI to compensate and induce certain of its lenders who are also the Secured Lenders of EGLLC, obligating MFPI to purchase, at the Secured Lenders’ option, the $5,950,000 equity investment made in an investment fund that is an owner of EGLLC and is managed by Black Diamond Financial Group LLC (“Black Diamond”). Our mining properties and equipment have been pledged as collateral to the Secured Lenders under two filed and recorded mortgages. The loans of the EGLLC and MFPI are accruing interest between 15% and 18% per year. At September 30, 2012 and December 31, 2011, the outstanding principal and interest on these loans was $51,990,850 and $46,343,292, respectively.

EGI also owes $919,779 in Series A 8% bonds. The bonds mature during July 2012, with interest accruing at 8%. In the case of default, interest on the bonds accrues at 12%. The Company recorded accrued interest of $182,003 as of September 30, 2012 and $106,358 as of December 31, 2011. The loans are currently in default and due on demand.

During 2012, the Company entered into a series of promissory notes with related parties for a total of $432,260. The notes mature on September 30, 2012 and accrue interest at a rate of 6%. The maturity dates of the notes have been extended to May 2013. During October, 2012, promissory notes totaling $107,060 were paid in full.

Cash; Funds Raised

Our consolidated cash and cash equivalents balance at September 30, 2012 was $579,855 as compared to $358,125 at December 31, 2011.

In February 2012, EGI entered into three convertible bridge loans with related parties totaling $1,800,000.  The loans are unsecured and call for 12% annual interest on the outstanding unpaid principal and mature on August 29, 2012.  The Company did not make the required payments due under the terms of the convertible bridge loans which resulted in an event of default.

In April, 2012, EGI entered into an additional bridge loan with an unrelated party for $100,000.  This loan is unsecured, has an annual interest rate of 12% on the outstanding, unpaid principal and matures in October, 2012.  Subsequent to September 30, 2012 the Company did not make the required payments due under the terms of the bridge loan which resulted in an event of default.

In May and June 2012, we raised $380,000 in a unit private placement.

On September 6, 2012, we issued a short term unsecured 6% promissory note due September 30, 2012 to Black Diamond Holdings, LLC (“BDH”), in the principal amount of $150,000. The maturity date on this note was extended to May 31, 2013.

During the third quarter of 2012, EGI entered into a series of promissory notes with related parties raising a total of $267,260. These notes accrue interest at a rate of 6% and originally had maturity dates of September 30, 2012 or October 18, 2012. The maturity dates of the notes have been extended to May 2013. During October, 2012, EGI promissory notes totaling $107,060 were repaid in full.

All of the funds raised by us and EGI through these private placements are being used for working capital purposes.

On August 13, 2012, EGI entered into a binding letter of intent with Black Diamond, the Manager of BDH, agreeing to the expansion of the existing Minerals Product Receivables Purchase Agreement (the “MPRPA”) between EGI and BDH. The revised MPRPA will provide for an increase of ounces of gold payable by 38,000 ounces to a total of 71,000 ounces.  The gold payable rate under the MPRPA will be reduced from 80% to 50% with a production cost paid to EGI of $500 per ounce on delivery.  The tail, which is due after EGI’s Golden Dream Mine has produced an initial 250,000 ounces, will be increased from 6.5% to 15% at a production cost of $600 per ounce paid to Elkhorn at delivery.   The forward sale of the additional 38,000 ounces of gold is projected to give us a cash infusion of $12,500,000 with a targeted closing date of September 30, 2012.  There can be no assurances, however, that EGI will be able to sell all of the additional ounces of gold under the amended MPRPA.

* “MFPI” - MFPI Partners, LLC, a Delaware limited liability Company whose sole members are Michael Feinberg and Patrick Imeson.

During September 2012, the Company received an up-front payment of $660,000, from an unrelated party, expanding the MPRPA. Pursuant to the agreement, the ounces of gold payable under the existing MPRPA will be increased by 2,000 ounces, from 33,360 ounces to a total of 35,360 ounces. The gold payable rate under the MPRPA will be reduced from 80% to 50% with a production cost paid to the company of $500 per ounce upon delivery. The percent of production that the MPRPA holder can purchase after the Golden Dream Mine has produced an initial 250,000 ounces has increased from 6.5% to 6.87% at a production cost of $600 per ounce paid to Elkhorn at delivery.

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

Subsequent Event

During October 30, 2012, the Company expanded its MPRPA by an additional $100,000. Pursuant to the agreement, the ounces of gold payable under the existing MPRPA, which was last expanded on September 28, 2012, will be increased by an additional 303 ounces, from 35,360 ounces to a total of 35,663 ounces. The percent of production that the MPRPA holder can purchase after the Golden Dream Mine has produced an initial 250,000 ounces has increased from 6.87% to 6.93% at a production cost of $600 per ounce paid to Elkhorn at delivery.

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

The management of Eastern Resources, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our senior management, consisting of Thomas H. Hanna, Jr., our then-Chief Executive and Chief Financial Officer, ESRI conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2012, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, ESRI’s then-chief executive and chief financial officer concluded, as of the Evaluation Date, that ESRI’s disclosure controls and procedures were not effective because of the identification of a material weakness in ESRI’s internal control over financial reporting which is identified below.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of ESRI’s internal control over financial reporting, ESRI’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, ESRI’s then-sole officer concluded that, during the period covered by this quarterly report, ESRI’s internal controls over financial reporting were not operating effectively. Management did not identify any material weaknesses in its internal control over financial reporting as of September 30, 2012; however, it did identify the following deficiencies that, when aggregated, may possibly be viewed as a material weakness in ESRI’s internal control over financial reporting as of that date:

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

Management's Remediation Initiatives

The material weaknesses identified above reflect ESRI’s management and control profile prior to the closing of the Merger. Following the closing of the Merger, we now have a segregation of duties at the executive level with a new chief executive officer and a chief financial officer with technical accounting experience. We also have a number of employees supporting these executive functions. Additionally, our Board of Directors is now comprised of four members, one of whom we have determined is independent.

We believe that this post-Merger structure plus other enhancement measures that we expect to introduce, including the establishment of an audit committee, will enable us to establish, monitor and maintain effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in ESRI’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As initially disclosed in our Current Report on Form 8-K filed with the SEC on April 12, 2012, on May 24, 2010, the Environmental Protection Agency (the “EPA”) issued an “Action Memorandum” which documented the determination that soil removal was necessary to mitigate threats posed by elevated levels of lead and arsenic in the soil located on property in close proximity to MTMI’s mine. The work of clean-up conducted by the EPA of the site commenced in June 2010 and was completed by August of the same year. On August 26, 2010, MTMI and the EPA entered into an “Access and Compensation Agreement” which detailed the responsibilities of both the EPA and MTMI with respect to the clean-up and disposal of contaminated soils from the site. On October 26, 2011 the EPA proposed a settlement of $380,000. On November 04, 2011, MTMI agreed to the EPA proposed amount of $380,000 but added a stipulation that the amount be payable over time depending upon the status of MTMI’s operations. On February 21, 2012, MTMI was informed by the EPA that the EPA had agreed to the total amount of $380,000 with payments to be made on a monthly schedule of $2,500 per month with a balloon payment at month 36. MTMI received this agreement in writing, signed it on November 7, 2012 and returned it to the EPA.

As of September 30, 2012, other than the matter discussed above, we were not a party to nor were we aware of any existing, pending or threatened lawsuits or other legal actions involving us or our subsidiaries.

ITEM 1A.	RISK FACTORS

For a discussion of the risk factors impacting our business, we refer you to our Current Report on Form 8-K filed with the SEC on April 12, 2012 as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 6, 2012, we issued a promissory note in the principal amount of $150,000 to Black Diamond. This note is unsecured, has an annual interest rate of 6.0% on the outstanding, unpaid principal and matured on September 30, 2012. On October 18, 2012, the maturity date of this note was extended to May 31, 2013. This promissory note was issued under Section 4(2) of the Securities Act.

From July 6, 2012 through September 14, 2012, EGI issued a series of six unsecured promissory notes for an aggregate of $267,260 in loans. These notes bear an annual interest rate of 6.0% and mature, with extensions, on May 31, 2013. Three of these notes in the aggregate principal amount of $95,000 were issued to Patrick Imeson, our President and Chief Executive Officer, two of the notes in the aggregate principal amount of $105,060 were issued to BDH and one note in the principal amount of $67,060 was issued to Michael Feinberg, one of our directors. All of these promissory notes were issued under Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

The following exhibits are included as part of this report:

Exhibit No.	Description

4.1	6% Promissory note of the Registrant issued to Black Diamond Holdings, LLC dated September 6, 2012*

4.2	Extension dated October 18, 2012 to 6% Promissory note of the Registrant issued to Black Diamond Holdings, LLC dated September 6, 2012*

10.1	Amended and Restated Mineral Product Receivables Purchase Agreement by and between Elkhorn Goldfields, Inc. and Elkhorn Goldfields, LLC dated as of October 18, 2012

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101 INS	XBRL Instance Document***

101 SCH	XBRL Schema Document***

101 CAL	XBRL Calculation Linkbase Document***

101 LAB	XBRL Labels Linkbase Document***

101 PRE	XBRL Presentation Linkbase Document***

101 DEF	XBRL Definition Linkbase Document***

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

November 21, 2012
EASTERN RESOURCES, INC.

	By:	/s/Patrick W. M. Imeson
Patrick W. M Imeson, Principal Executive Officer

By:	/s/Eric Altman
Eric Altman, Principal Financial Officer

