Form 10-K
period 2012-12-31
Eastern Resources, Inc.
filed 2013-04-16
CIK 1429373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-54645

EASTERN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-0582098
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1610 Wynkoop Street, Suite 400, Denver, CO 80202

(Address of principal executive offices)

Registrant’s telephone number, including area code (303) 893-2334

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act from their obligations under those Sections. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of registration S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, there were 198,550,000 shares of the registrant's common stock, par value $0.001, issued and outstanding. Of these, 18,550,000 shares were held by non-affiliates of the registrant. The aggregate market value of securities held by non-affiliates was $17,662,500 as registrant’s common stock does not presently trade.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD-LOOKING STATEMENTS

This Current Report contains forward-looking statements, including, without limitation, in the sections captioned “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Plan of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to exploration programs, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

In addition to the specific statements referenced above and the factors identified under “Item 1A. Risk Factors” in this Current Report below, other uncertainties that could affect the accuracy of our forward-looking statements include:

▪	The effect of government regulations on our business;
▪	Our ability to secure additional capital;
▪	Unexpected changes in business and economic conditions, including the rate of inflation;
▪	Changes in interest rates and currency exchange rates;
▪	Timing and amount of production, if any;
▪	Technological changes in the mining industry;
▪	Our costs;
▪	Changes in exploration and overhead costs;
▪	Access and availability of materials, equipment, supplies, labor and supervision, power and water;
▪	Results of current and future feasibility studies;
▪	The level of demand for our products;
▪	Changes in our business strategy, plans and goals;
▪	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
▪	The uncertainty of mineralized material estimates and timing of development expenditures;
▪	Commodity price fluctuations;
▪	Operational and environmental risks associated with the mining industry; and
▪	Lack of clear title to some of our mineral prospects.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of gold, zinc, silver, lead and copper, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in the section captioned “Risk Factors” and elsewhere in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

Readers should read this Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the Securities and Exchange Commission (the “SEC”).

EXPLANATORY NOTE

We were incorporated as Eastern Resources, Inc., in Delaware on March 15, 2007.  Prior to the Merger (as defined below), our business was to engage in the acquisition, production and distribution of independent films.

As used in this Current Report, unless otherwise stated or the context clearly indicates otherwise, the term “ESRI” refers to Eastern Resources, Inc., before giving effect to the Merger, the term “MTMI” refers to Montana Tunnels Mining, Inc., a Delaware corporation, the term “EGI” refers to Elkhorn Goldfields, Inc., a Montana corporation, and the terms “Company,” “we,” “us,” and “our” refer to Eastern Resources, Inc., and its wholly-owned subsidiaries, including MTMI and EGI, after giving effect to the Merger.

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

As a result of the Merger, EGLLC became the parent of the Company holding 180,000,000 shares of our Common Stock and 10,000,000 shares of our Series A Preferred Stock.

PART I

ITEM 1. BUSINESS.

Overview

Montana Tunnels Mining, Inc., a Delaware corporation (“MTMI”), was formed in 1998 to own and operate the Montana Tunnels gold-zinc-silver-lead open pit mining operation (the “Montana Tunnels Mine”). The Montana Tunnels Mine has been in operation since 1987. Elkhorn Goldfields, Inc., a Montana corporation (“EGI”), was formed in 1998 and owns the Elkhorn Project, which includes the Golden Dream Mine – a planned gold-copper underground mining operation (“Golden Dream Mine”). Prior to the Merger, MTMI and EGI were wholly-owned subsidiaries of Elkhorn Goldfields, LLC, a Delaware limited liability company (“EGLLC”). EGLLC is a mining holding company and is owned by the private equity investment funds that are managed by Black Diamond Financial Group LLC, a Delaware limited liability company (“Black Diamond”).

Ownership Structure

Black Diamond is owned and managed by Patrick Imeson and Eric Altman and is the manager of Black Diamond Holdings, LLC (“BDH”). In addition to their roles, through Black Diamond, in managing BDH, Messrs. Imeson and Altman also serve as board members, advisors, officers and, occasionally, as employees of the companies that are owned by BDH. Black Diamond receives a management fee from BDH and is entitled to a percentage of BDH’s distributions after BDH’s investors receive the return of their invested capital.

BDH is owned by about 40 accredited investors, primarily investment funds. Approximately 53% of BDH is owned by Michael Feinberg either directly or through trusts, family members or his partnership with Patrick Imeson in MFPI Partners, LLC, a Delaware limited liability company whose sole members are Michael Feinberg and Patrick Imeson (“MFPI”). Additionally, Patrick Imeson and Eric Altman own about 5% of BDH.

EGLLC is currently greater than 99% owned by BDH, however convertible debt and warrant holders have the right to convert or exercise warrant rights into approximately 25% of EGLLC. Prior to the Merger, EGLLC owned 100% of EGI and MTMI and had no other operating activities. EGLLC’s officers consisted of Patrick Imeson, Eric Altman and Robert Trenaman. After the Merger, EGLLC owns 180,000,000 shares of Common Stock and 10,000,000 shares of Series A Preferred Stock of the Company, and the officers of EGLLC include only Patrick Imeson and Eric Altman.

EGLLC was formed to provide oversight, direction and financing for the mining companies that BDH invested in. Now that the ownership of MTMI and EGI has been transferred to us, EGLLC has determined that it will not initiate any additional operating activities. This will avoid conflict with us being that Black Diamond has been the manager of EGLLC and has now signed a management services agreement with us (discussed below). EGLLC will use the proceeds received from the dividends on our Series A Preferred Stock or sale of our Common Stock and Series A Preferred Stock to pay its trade payables, accrued interest and debt obligations. Once this is completed, EGLLC expects to distribute its holdings of our Common Stock and Series A Preferred Stock to its members and to dissolve EGLLC as a legal entity. The dissolution of EGLLC will not impact the relationship between the Company and its operating subsidiaries, MTMI and EGI. However, dissolution of EGLLC may impact our beneficial ownership. As indicated in the notes to the beneficial ownership table on page 63 of this Current Report, Michael Feinberg, one of our directors, indirectly beneficially owns approximately fifty percent (50%) of the membership interests in EGLLC while Patrick Imeson, our Chief Executive Officer and Chairman, indirectly beneficially owns approximately three and one-half percent (3.5%) of the membership interests in EGLLC. The majority of the remaining interests in EGLLC is held by investment funds through BDH. Upon dissolution of EGLLC, these beneficial owners will become direct owners of our Capital Stock.

Furthermore, of the convertible debt and warrants that may convert and be exercised into approximately 25% of EGLLC, 40% of those securities are owned by MFPI, 32% are owned by other investors that directly or indirectly own BDH and 28% are owned by investors that have no affiliation with BDH.

Certain of the Secured Lenders (defined below) that are also indirect holders of BDH are either direct or indirect holders of some of these conversion rights. These Secured Lenders hold conversion rights, either directly or indirectly, by an exchange provision included in their loans to MFPI whereby the Secured Lenders have the option to exchange the loans to MFPI for the convertible debt held by MFPI issued by EGLLC. These rights would provide the Secured Lenders the rights to convert and exchange into 17% of EGLLC. Both the direct and indirect obligations are reflected in the Push-Down Debt, Interest, and Redeemable Obligation disclosures in the financial statements of the Company.

The Secured Lenders consist of eight groups, either as individuals or through trusts that they control. Upon conversion and exercise of their exchange rights in MFPI, each of the eight groups would have a beneficial ownership of less than 4% of the Company, except for Jane B. Vilas who would own approximately 10.79% of EGLLC, and, thus approximately 9.8% of the Common Stock and 10.79% of the Series A Preferred Stock of the Company, through trusts and partnerships that she controls or may beneficially own.

Corporate History

Pegasus Gold Inc., a Province of British Columbia corporation (“Pegasus”), had operations in Montana, Nevada and Australia. Pegasus commenced operations at the Montana Tunnels Mine in 1987. In January 1998, due to struggling mine operations external to the Montana Tunnels Mine, Pegasus was unable to service approximately $238 million in debt and filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Under the reorganization plan, Pegasus incorporated a holding company named Apollo Gold Inc., a Delaware corporation, and Apollo Gold Inc. became the owner/operator of the Montana Tunnels Mine.

During the second quarter of 2002, Apollo Gold Inc. was acquired by a Toronto Stock Exchange listed company – Nevoro Gold Inc. – which, upon closing of the acquisition, changed its name to Apollo Gold Corporation (“Apollo”) and traded publicly on the Toronto Stock Exchange as such.

On July 28, 2006, EGLLC earned a 50% interest in the Montana Tunnels Mine and related assets by providing $14,250,000 to establish a joint venture with Apollo to remediate the “L” Pit and put the Montana Tunnels Mine back into production. Montana Tunnels Mine is an open pit mine. Each pit expansion shell is named in alphanumeric order. The “L” Pit was the south and west wall layback. Before that was the “K” Pit which was the east wall layback.

In July 2006, EGLLC established, and owned 100% of, Elkhorn Tunnels, LLC to facilitate the joint venture with Apollo. The “L” pit was completed mining in November 2008. In June 2009, Apollo advised EGLLC that it intended to market its position in the joint venture. EGLLC optioned to purchase Apollo’s interest which it exercised in the fall of 2009 and paid $250,000 as the first installment on the purchase. In February 2010, EGLLC and Apollo renegotiated the form of payment and the terms of the purchase of Apollo’s 50% interest in MTMI was modified to include the $250,000 cash already paid plus an assignment to Apollo of EGLLC’s interest in a certain loan and mortgage on a property owned by an unrelated mining company. Elkhorn Tunnels, LLC was dissolved following EGLLC’s completion of its acquisition of the remaining interest in MTMI.

EGI is the owner and operator of the Golden Dream Mine located at 2725-A Elkhorn Road, Boulder, Montana. The mine is located near the historic town of Elkhorn which dates back to the 1870s. The Golden Dream Mine is located about 15 air miles south east of the Montana Tunnels Mine and the over-the-road distance between the mines is approximately 35 miles. EGI was purchased by Calim Private Equity, LLC from Elkhorn Gold Mining Corporation, a Canadian corporation, in October 2000. Calim Private Equity, LLC, a private equity company, later created EGLLC and assigned its 100% interest in EGI to EGLLC.

Significant Developments

On April 6, 2012, ESRI, MTMI Acquisition Sub, EGI Acquisition Sub, MTMI, EGI and EGLLC entered into the Merger Agreement, which closed on the same date, and pursuant to which (i) MTMI Acquisition Sub merged with and into MTMI with MTMI as the surviving corporation and (ii) EGI Acquisition Sub merged with and into EGI with EGI as the surviving corporation. MTMI and EGI became wholly-owned subsidiaries of ESRI.

Pursuant to the Merger, the Company ceased to engage in the acquisition, production and distribution of independent films and acquired the business of MTMI and EGI to engage in exploration and production activities in the precious metals mining industry, as a publicly-traded company under the name Eastern Resources, Inc.

At the closing of the Merger, (i) each of the 100 shares of MTMI’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into 45,000,000 shares of common stock, par value $0.001 per share (“Common Stock”), and 5,000,000 shares of Series A preferred stock, par value $0.001 per share (“Series A Preferred Stock” and, together with the Common Stock, the “Capital Stock”), of the Company and (ii) each of the 100 shares of EGI’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into 45,000,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock. As a result, an aggregate of 90,000,000 shares of our Common Stock 10,000,000 shares of our Series A Preferred Stock were issued to EGLLC, as the sole stockholder of each of MTMI and EGI. MTMI and EGI did not have any stock options or warrants to purchase shares of their capital stock outstanding at the time of the Merger.

The Merger Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties will be subject to customary indemnification provisions, subject to specified aggregate limits of liability.

The Merger was treated as a recapitalization of the Company for financial accounting purposes. MTMI and EGI will be considered the acquirers for accounting purposes, and the historical financial statements of ESRI before the Merger will be replaced with the historical combined financial statements of MTMI and EGI before the Merger in all future filings with the SEC.

The parties took all actions necessary to ensure that the Merger was treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

The issuance of shares of Common Stock and Series A Preferred Stock to holders of MTMI’s and EGI’s capital stock in connection with the Merger was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Regulation D promulgated by the SEC under that section. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement.

As a result of the Merger, EGLLC became the parent of the Company holding 180,000,000 shares of our Common Stock and 10,000,000 shares of our Series A Preferred Stock.

Accounting Treatment; Change of Control

The Merger was accounted for as a “reverse merger,” and MTMI and EGI were deemed to be the acquirers in the reverse merger. Consequently, the assets and liabilities and the historical operations that were reflected in the financial statements prior to the Merger are those of MTMI and EGI and were recorded at the historical cost basis of MTMI and EGI, and the consolidated financial statements after completion of the Merger include the assets and liabilities of MTMI and EGI, historical operations of MTMI and EGI and operations of the Company and its subsidiaries from the closing date of the Merger. As a result of the issuance of the shares of Common Stock and Series A Preferred Stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger.

The Company continues to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), following the Merger.

Property Interests and Mining Claims

Montana Tunnels Mine

MTMI is an integrated mining company which is seeking to recommence mining and milling operations at the Montana Tunnels Mine. Currently, MTMI’s operations are limited to care and maintenance functions. MTMI’s staff engineers, in association with outside independent mining consultants, have designed a mine plan around the “M” Pit deposit of the Montana Tunnels Mine incorporating a proven reserve of 27.6 million tons and a probable reserve of 10.1 million tons (a ton is equal to 2,000 pounds) of ore (the “M” Pit Mine Plan”), as documented in the Montana Tunnels Technical Report dated November 2010 (the “Nov. 2010 MTTR”). Table 21.3 M-Pit Production Schedule below:

Expected Activity for Nine Year M-Pit Deposit Life of Mine

(Subject to financing, the anticipated startup of development is scheduled for autumn 2013, with completion of the M-Pit Mine Plan scheduled for autumn 2021.)

M-Pit Totals

Estimated Tons to be Moved
Ore	20,166,779
Lowgrade Ore	17,562,688
Waste - Rock	136,143,834
Waste - Alluvium	-
Rehandle/Other/Topsoil	6,304,696
Total Estimated Tons to be Moved	180,177,997

Estimated Tons to be Milled	37,820,640
Grade: Au (oz/ton)	0.0129
Ag (oz/ton)	0.2180
Pb (%)	0.1640
Zn (%)	0.4730

Estimated Production (Gross)
Gold (oz)	487,886
Silver (oz)	8,244,900
Lead (oz)	124,051,699
Zinc (oz)	357,783,254

Estimated Production Payable Sold
Gold (oz)	346,681
Silver (oz)	4,651,964
Lead (oz)	87,971,673
Zinc (oz)	238,955,526

Source: Montana Tunnels Technical Report – Table 21.3 (page 113)

Aerial view of the existing open pit Mine at the Montana Tunnels Site.

History of the Montana Tunnels Mine

To a large extent, mining activity developed and settled much of Montana during the 1860s and 1870s, including the historic “Wickes-Corbin” silver district in which the current Montana Tunnels Mine is centrally located. The Wickes-Corbin district thrived from the 1860s into the early 1890s, at which time the U.S. Government repealed the Sherman Silver Purchase Act (1893) sending silver prices plummeting and spelling the eventual demise of many silver producing mining camps, including the Wickes-Corbin camp.

In the early 1980s, with the price of silver trading at $50 per ounce on the LME, many historic silver camps were re-examined employing modern exploration techniques. It was during this period that the Montana Tunnels deposit – a named derived from the boring of two exploratory tunnels driven into the deposit in the early 1900s – was discovered. By 1986 Pegasus had commenced development of the Montana Tunnels Mine and construction of a 15,000 ton per day milling facility.

View of the Montana Tunnels Milling Facility, Crushing Facility and Administrative offices.

The open pit mine is located to the top and left of this photograph.

Since the commencement of production at Montana Tunnels Mine in early 1987, the mine has produced, under its previous owners, 99.6 million tons of ore containing 1.7 million ounces of gold, 30.9 million ounces of silver, 551,400 tons of zinc and 202,800 tons of lead, as reported through public filings of the parent companies. All metals mined at the Montana Tunnels Mine were sold prior to 2010.

The table below sets forth the Montana Tunnels Mine production history from 1987 to 2009.

Montana Tunnels Technical Report - November 2010

Table 1.1 Montana Tunnels Production History (Page 2)

	Mill Tons	Au	Oz Au	Ag	Oz Ag	Pb	Tons Pb	Zn	Tons Zn
Year	000's	oz Au/t	000's	oz Ag/t	000's	%	000's	%	000's
1987	2,018	0.0198	39.9	0.485	979.7	0.377	7.6	0.923	18.6
1988	3,982	0.0228	90.7	0.430	1,711.4	0.281	11.2	0.788	31.4
1989	4,047	0.0204	82.5	0.488	1,974.5	0.250	10.1	0.674	27.3
1990	4,149	0.0184	76.2	0.451	1,872.8	0.222	9.2	0.627	26.0
1991	4,271	0.0185	78.9	0.428	1,829.7	0.233	10.0	0.638	27.2
1992	4,573	0.0199	91.2	0.441	2,014.9	0.217	9.9	0.609	27.9
1993	5,045	0.0173	87.5	0.440	2,218.5	0.195	9.8	0.542	26.4
1994	5,411	0.0185	100.3	0.323	1,746.5	0.240	13.0	0.555	30.0
1995	5,474	0.0202	110.8	0.314	1,716.4	0.200	11.0	0.582	31.8
1996	5,467	0.0167	91.4	0.274	1,497.9	0.186	10.2	0.509	27.8
1997	5,145	0.0194	100.0	0.242	1,245.3	0.224	11.5	0.576	29.6
1998	4,833	0.0188	91.0	0.207	998.8	0.189	9.1	0.686	33.2
1999	5,078	0.0174	88.2	0.225	1,142.7	0.203	10.3	0.614	31.2
2000	5,384	0.0145	77.9	0.375	2,020.5	0.177	9.5	0.481	25.9
2001	5,424	0.0168	91.0	0.281	1,525.2	0.182	9.9	0.552	29.9
2002	2,881	0.0156	45.0	0.238	684.9	0.167	4.8	0.470	13.5
2003	4,695	0.0157	73.5	0.202	947.4	0.193	9.1	0.440	20.6
2004	5,394	0.0096	51.7	0.318	1,713.0	0.138	7.4	0.374	20.2
2005	4,955	0.0130	64.3	0.190	939.8	0.155	7.7	0.337	16.7
2006	1,427	0.0077	11.0	0.169	240.4	0.097	1.4	0.201	2.9
2007	3,971	0.0123	49.0	0.221	876.4	0.197	7.8	0.466	18.5
2008	4,510	0.0144	64.9	0.175	788.0	0.221	10.0	0.629	28.4
2009	1,430	0.0100	14.3	0.176	251.0	0.160	2.3	0.442	6.3
Totals	99,563	0.0164	1,671.4	0.300	30,935.6	0.200	202.8	0.540	551.4

The deposit type to be exploited at the Montana Tunnels Mine is precious and base metal mineralization (gold, silver, zinc and lead) occurring as disseminated and veined sulfides internal to a volcanic diatreme. Through the mining and treatment of the Montana Tunnels deposit, the mine will produce (i) gold, (ii) silver, (iii) zinc and (iv) lead. Minor amounts of other metals are also contained within the deposit but not of marketable quantities.

Cross section cartoon depicting the Montana Tunnels deposit showing current Pit development.

OPERATIONS SUMMARY

Mission. MTMI is an integrated mining company focused on the exploration, development and mineral extraction of the Montana Tunnels Mine. MTMI has produced gold, silver, zinc and lead from the Montana Tunnels Mine starting in 1987. Although we believe that extracting the remaining deposit will be more than ample to provide sufficient mineral resources to establish a mine plan to continue profitable mining and milling operations on the current target at Montana Tunnels Mine for approximately 9 years, there is no guarantee that the Montana Tunnels Mine operation will ever be profitable.

The Operations. Upon the planned recommencing of operations, the Montana Tunnels Mine will be a fully integrated open-pit mine and concentrating facility. The goal in any successful metal mining operation is to take a lower concentration of metals per ton of rock – raw ore – and upgrade the valuable metal content per ton – while minimizing the loss of that metal content – thereby improving, or “concentrating” the value per ton.

This process is generally done in three steps – (1) mining, (2) beneficiation (concentration) and (3) smelting.

1.            Planned Mining Operations at the Montana Tunnels Mine. There will be four distinct stages to planned production mining at the Montana Tunnels Mine upon recommencement of mining operations – (i) drilling, (ii) blasting, (iii) loading and (iv) hauling.

(i)	Drilling – Following directions provided by the engineering, geological and technical staff, workers will drill 6.75-inch diameter holes to depths of usually 20 feet on what are called “benches” using rotary percussion drills. Samples of the rock retrieved form these drill holes are planned to be taken for analysis at the onsite assay lab to determine the ore value component of the rock to ensure, once the rock is blasted, that ore is being taken to the concentrator and waste is taken to the waste areas.

(ii)	Blasting – Once the planned drilling is completed on a “bench”, the drilled out holes will be filled with ANFO explosive (ammonium nitrate/fuel oil mixture) and, following a detonation pattern, will be blasted.

(iii)	Loading – The blasted rock material will be loaded by 21 yard shovels or by 13 yard front-end loaders into waiting haul trucks.

(iv)	Hauling – It is planned to use a fleet of haul trucks capable of hauling between 85 to 150 tons of ore or waste material per load to work in unison with the loaders to quickly remove the blasted rock to the crushing facility, in the case of ore or, in the case of waste, to the waste rock dump for eventual reclamation. Once the blasted material is removed, the next cycle of drilling will commence again.

2.            Beneficiation Operations at Montana Tunnels. Beneficiation is the act of crushing and separating ore into valuable substances by any of a variety of techniques so that metal can be recovered at a profit. Montana Tunnels Mine beneficiation plant is rated at 15,000 tons per day and consists of three distinct stages – (i) crushing, (ii) grinding and (iii) flotation & filtration.

(i)	Crushing – Upon the planned recommencement of operations, ore grade material from the mine is planned on being delivered to the crushing circuit where primary and secondary “jaw crushers”, used in series, will crush the rock to between 5” and 7” in size. Certain ore, which may be too large to enter the mouth of the jaw crusher, will be broken into smaller size using pneumatic rock breakers which will enable the rock to enter the jaw crusher. The crushed rock is planned to be stored on the “coarse ore stockpile” to await entry into the grinding circuit.

(ii)	Grinding – Upon planned recommencement of operations, ore from the coarse ore stockpile would be fed via apron feeders onto conveyor belts and delivered the to a semi-autogenous grinding mill where it would be mixed with water and 5” steel balls and ground to create coarse slurry. This slurry will discharge from the semi-autogenous mill and, dependent upon size, will be either sent to a cone crusher if oversized, or sent to the ball mill for further size reduction. The oversized material, once treated by the cone crusher, would then re-enter the semi-autogenous mill for additional grinding before being directed to the ball mill for additional size reduction.

The ground ore material/slurry from the ball mill would be pumped to the gravity circuit where gravity cyclones (funnel-shaped devices that separate particles entering the funnel by density), Knelson concentrators (machines that utilize the principles of a centrifuge to enhance gravitational force experienced by feed particles to effect separation based on particle density), sluices (troughs with riffles in the bottom that provide a lodging place for heavy or dense material such as gold) and separating tables would work to separate the coarse gold-silver particles from the slurry. This gold-silver concentrated product would be smelted onsite to produce doré bullion bars or flats.

Material passes from the gravity circuit to hyrocyclones where it is once again separated. The oversized material from this separation would report back to the ball mill for further grinding while the fine slurry or pulp material would be pumped to the lead flotation circuit to commence the flotation and filtration process.

Montana Tunnels Semi-Autogenous Mill (left) and Ball Mill (right).

(iii)	Flotation and filtration – The flotation circuit is made up of a series of large tanks, or cells, with each cell containing an agitator and air blower. There is a set of cells for concentrating the lead minerals and an independent set of cells for concentrating the zinc minerals.

The process for concentrating the minerals occurs as the mineralized pulp enters the first in this series of tanks. Upon planned recommencement of operations it is at this point that two reagents – a frothing reagent and a collecting reagent – are added to the pulp. These reagents would create the conditions within the tanks to compel the lead and lead-associated minerals to attach to “bubbles” created by the frothing reagent mixed with air from the air blower. These mineral-ladened bubbles would be collected through this series of cells, cleaned, thickened and filtered using a drum filter to make a final lead concentrate. Historically, the Montana Tunnels Mine lead concentrates would contain 50% to 55% lead, 2.0 to 3.5 ounces per ton gold and 20 to 50 ounces per ton silver. Moisture content has been between 8% and 10%.

After the pulp exits the final lead cell, reagents would again be introduced to the pulp which would activate the zinc minerals to attach to bubbles. As with the lead circuit, these zinc-ladened bubbles would be collected, cleaned, thickened and filtered – this time using a pressure filter – to make a final zinc concentrate. The Montana Tunnels Mine final zinc concentrate traditionally have contained 52% to 56% zinc, 0.1 to 0.3 ounces per ton gold, 5 to 20 ounces per ton silver with a moisture content of between 8% and 10%.

Finally, with this pulp denuded of minerals it would be pumped to a designed approved and built area for storing the treated waste fraction of an ore or the “Tailings Impoundment Area” for eventual reclamation.

Schematic of planned Montana Tunnels beneficiation operations

3.            Smelting and Refining of the Montana Tunnels Mine Products. We project that for the Life of Mine of the “M” Pit deposit, annual production of lead concentrate will be 16,000 tons and annual production of zinc concentrate will be approximately 46,000 tons, based upon historical production and the Nov. 2010 MTTR. Smelting of these concentrates has traditionally been carried out at a smelter facility in Trail, British Columbia, Canada which is owned by mining conglomerate Teck Corp. While we anticipate competitively shopping for alternative smelter facilities, we have identified Teck Corp. as the best situated smelting facility for the Montana Tunnels Mine.

From the Montana Tunnels Mine, it is planned that lead and zinc concentrates would be loaded separately into over-the-road haul trucks and delivered to railheads near Helena, Montana. From there, the concentrate products are planned to be delivered to Teck Corp.’s lead and zinc smelter approximately 400 miles via rail from Helena, Montana where they would be smelted and refined into saleable lead and zinc products. MTMI currently does not have a smelter contract with Teck Corp. or any other smelter.

A third product that would be planned on being produced from the Montana Tunnels Mine is gold doré flats (a mold of semi-pure alloy consisting of gold and silver created at the mine site). Historically, between 8% and 12% of the gold recovered at Montana Tunnels has reported to the gravity circuit and has been smelted onsite into doré flats. In the past, these doré flats have been refined into gold bars by Johnson Matthey Inc.’s refining facility in Salt Lake City, Utah.

Montana Tunnels Mine “M” Pit Expansion

In December 2008, Montana Tunnels Mine was placed into a care and maintenance operational mode at the completion of the “L” Pit permit. The newly permitted “M” Pit will be an expansion of the existing “L” Pit to enable the Company to continue to mine an additional 37.8 million tons of ore as an extension to the same ore body that has been previously mined since the inception of the Montana Tunnels Mine operation. The expansion plan will “layback” or expand the perimeter of the current pit making it wider, and making an additional 7.0 years of ore available to be mined from the bottom of the expanded pit.

We have completed ore-delineation drilling beneath the current pit elevation and have identified proven reserves and probable reserves of the “M” Pit expansion as detailed separately in the table below:

Proven Reserves and Probable Reserves

Montana Tunnels Technical Report

Montana Tunnels Mining, Inc.

		Grade
Pit Design	Classification	Tons	Gold	Silver	Lead	Zinc
M – Pit	Proven	27,673,000	0.0129	0.212	0.164%	0.487%
M – Pit	Probable	10,105,000	0.0129	0.211	0.160%	0.434%

Gold and Silver grades in ounces per ton, Lead and Zinc grades as percentage mineral content.

•	No mine dilution or mining recovery has been incorporated in reserve estimates.
•	The cutoff grade or “economic limit” used to define the “M” Pit reserves is material with a combined $9.00 per ton value.
•	Metallurgical Recovery:

Metal	Gold	Silver	Lead	Zinc
Mill Recovery	79.9%	73.7%	86.0%	84.7%

In 2004, MTMI commenced the process of permitting the “M” Pit expansion by filing a major amendment to the Montana Tunnels Operating Permit #00113 to expand the open pit and process ores from the “M” Pit mine design. An updated Environmental Impact Statement was completed and Records of Decisions to mine and process the “M” Pit were finally received in November 2008, subject to the addition of approximately $16 million to the current $18 million of reclamation bonds pledged by MTMI with the Montana Department of Environmental Quality (“MDEQ”). The reclamation bond can be in the form of cash, surety bond, letter of credit, company-owned land or a combination of any of these subject to the approval of the MDEQ.

The “M” Pit Mine Plan calls for an 18 to 24 month period of pit expansion development in which 53 million tons of waste rock will be removed to access the ore below the waste rock. The “M” Pit Mine Plan is contingent on the Company obtaining the capital required to begin the expansion development. The Company will seek to obtain funding from debt and the capital markets. If the Company is unable to secure acceptable terms from these markets the expansion development will begin only when the cash flow from the Golden Dream Mine (discussed below) can support the capital needs of the Plan.

Although we expect that some fringe ores will be encountered during the pit expansion, this ore will be stockpiled during the pit expansion phase. Only after primary ores are being mined from the pit on a continuous and sufficient basis to maintain continuous operation of the concentrator, will ore processing through the concentrator begin. It is planned that this will occur approximately 18 to 20 months after commencement of “M” Pit expansion development. Cash flow is expected to begin the month after the concentration mill is restarted.

Currently, MTMI has eight staff individuals working at the mine site conducting care and maintenance of the mine. This team also supports operations at the Golden Dream Mine (see discussion below). These individuals occupy the key positions in management, engineering, environmental, human resources and accounting. Upon financing, MTMI will quickly increase the number of full-time hourly employees to approximately 160 and 190 individuals. Being within commuting distance from Montana’s capital city – Helena – and the major mining communities of Butte and Whitehall should allow for a quick filling of these hourly positions. In August 2006, when MTMI re-commenced operations, it took approximately 4 weeks to hire 125 qualified mine equipment operators and mechanics. In August 2006, the unemployment rate in Montana was 3.3%. As of December 2012, unemployment in Montana was approximately 5.6%, according to the United States Department of Labor, Bureau of Labor Statistics.

The existing Montana Tunnels Mine mining equipment has been in use since the early-to-mid 1990s and, as such, now is prone to maintenance costs and associated downtime. We plan to use the existing mining fleet at Montana Tunnels Mine augmented with new equipment as it becomes available. The existing and new planned equipment are listed in the tables below:

Existing Equipment Description	Size	Quantity
Caterpillar 5230 Hydraulic Front Shovel	21 cubic yard	2
Caterpillar 992 Loader	13.5 cubic yard	3
Caterpillar 785 Truck	150 ton	12
Caterpillar 777 Truck	85 ton	2
Caterpillar D9N Bulldozer	370 Horsepower	2
Ingersoll-Rand DN45E Drill	6.75 inch hole	3
Caterpillar 16-G Motor Grader	16 foot blade	2
Caterpillar 950 F11 Loader		1
Caterpillar 325B Excavator		1

Existing Montana Tunnels Mining Equipment

New Equipment Description	Size	Quantity
Shovel – Terex, Komatsu, Caterpillar	20 cubic yard	2
Caterpillar 993K Loader	15 cubic yard	1
Caterpillar 785D Truck	150 ton	9
Caterpillar D10T Bulldozer		1
Caterpillar D9T Bulldozer		1
Caterpillar D25KS Drill		2
Caterpillar 16-M Motor Grader	10.1 foot blade base	2
Light Plant		4
Lube Truck		2
Stemming Truck		1
Caterpillar 777D/Water Truck		1

New Equipment planned for Montana Tunnels Mine “M” Pit expansion

As described above under the beneficiation section, the existing Montana Tunnels Mine concentrating and processing facility equipment consists of a number of components used in the crushing, grinding, flotation and filtration of gold, zinc, silver, lead and copper ores. In April 2009, the MTMI concentrator was turned off in a systematic way over a period of three weeks to ensure that recommencement of the facility would be seamless. All components of the MTMI concentrating facility are intact and the only piece of equipment contemplated to be replaced is the zinc pressure filter. Replacement of this component will be carried out in conjunction with the restart of the MTMI concentrating facility.

The Montana Tunnels Mine operation has been through several phases of exploration, development and production since the mid-1980s. Through this quarter century of operational experience, our management team has acquired the skills and knowledge to accurately plan and project development and operations timelines and costs.

The operational and cost components with the greatest influence relate to: (i) grade of the ore; (ii) mill recoveries; (iii) development and mining costs; and (iv) smelting and outside treatment costs. The grade of Montana Tunnels Mine “M” Pit has been delineated to standards employing defined requirements as set by the mining industry.

Historical – 1988 through 2009 – Montana Tunnels Mine mill recoveries for each of the payable metals are compiled in the table below (mill recovery is a calculation showing the percentage of recovered metals by analyzing the grade of pre-processed rock (heads) and comparing that with the grade of the same post-processed rock (tails)):

Metal	Gold	Silver	Lead	Zinc
Mill Recovery	79.9%	73.7%	86.0%	84.7%

Montana Tunnels Mine Historical Mill Recoveries (1988 through 2009)

MTMI’s engineering and management staff have projected development and operating costs combining a mix of the planned new equipment and existing equipment applying each particular piece of equipment’s operating specifications.

Over the 20-plus years of operations at Montana Tunnels Mine, various smelting and outside treatment options have been explored and utilized. Because of its relative proximity and its smelter payment terms, the most appropriate smelter for Montana Tunnels’ zinc and lead concentrates, found to date, is Teck Corp.’s Trail, B.C. Smelter. World benchmark smelter treatment charges are established annually between miners and smelters for both zinc and lead concentrates.

The Elkhorn Project and Golden Dream Mine

The Golden Dream Mine lies within the boundaries of EGI’s Elkhorn Project approximately 35 road miles to the south-east of the Montana Tunnels Mine. The Elkhorn Project consists of a collection of patented and unpatented mineral claims totaling approximately 4,500 acres.

Similar to the area in which the Montana Tunnels Mine is located, the area in which the Golden Dream Mine is located was extensively explored and settled during the 1870s through the 1890s. The present ghost town of Elkhorn, which lays just outside the Elkhorn Project property boundaries, once boosted a population in excess of 2,000 people in the 1880s. The major operating mine during this period was the Elkhorn Mine, a silver-lead mine, but several smaller silver, gold and copper mines were also being worked in the area. By 1894, the town’s population had diminished to 600 people and mining activity – due in large part to the collapse in silver prices – steadily declined through the 1890s.

During the early 1980s reconnaissance exploration started on the Elkhorn Project. Over the next decade extensive core drilling, analysis, planning and design work was carried out by Gold Fields Corp. (NYSE: GFI) and Santa Fe Pacific Gold Corp (“Santa Fe”) on the Elkhorn Project. In 1997 Newmont Corp (NYSE: NEM) acquired Santa Fe thereby creating the opportunity for EGI to acquire the Elkhorn Project.

At the time EGI acquired the Elkhorn Project from Newmont in 1998, exploration work and reports completed by Santa Fe Pacific Gold Corporation had reported mineralized material containing 1.653 million ounces of gold located within four deposits on the Elkhorn Project – Carmody, Gold Hill, East Butte and Golden Dream. Currently, no proven reserve exists on any claim within Elkhorn Project and all work being carried out by the Company is exploratory in nature.

During EGI’s ownership of the Elkhorn Project it has focused its ore delineation drilling, analysis, design, planning and permitting on the Golden Dream deposit. EGI staff engineers have outlined in an internal feasibility study of the Golden Dream deposit a probable underground mineral reserve of 1.17 million tons containing 258,000 ounces of gold and 8.3 million pounds of copper and designed a Mine Plan around this probable reserve as depicted below in computer-generated Mine Plan model.

Computerized schematic of the proposed Golden Dream Mine showing planned tunnels (green shaded tick bands) and actual drill holes.
The colored blocks represent estimated mineral deposits but do not represent actual location of grade minerals.

Unlike the Montana Tunnels Mine, the Golden Dream Mine is an underground mine with tunnels being approximately 14 feet high and 14 feet wide. The solid green bands in the above computer model represent the tunnels accessing the initial ore and the various other ore levels. It will be through these tunnels that the mined ore will be transported to the surface and then transported by haul trucks to the Montana Tunnels Mill Facility for processing (once the Montana Tunnels Mill Facility is up and running). We note that the colored blocks representing mineral deposits in the computer model above are only estimates, based on our exploratory information, and do not represent the actual location or grade of minerals expected to be found in this mine. Prior to the restart of the Montana Tunnels Mine Facility the ore may be shipped to other regional mills for processing.

Production mining is planned to be undertaken using two different methods – cut-and-fill and sub-level stopping. The cut-and-fill method is planned to be utilized on the upper levels of the Golden Dream Mine which are more oxidized or weathered.

Although the cut-and-fill method of mining is more expensive on a per ton basis, it is used in mining situations where waste rock, or country rock, around the ore to be mined is weaker and subject to falling in and diluting the ore. In the cut-and-fill mining method, ore is mined or “cut” along strike by driving a tunnel to remove the ore. This “cut” is then backfilled with cemented “fill” and another cut in the ore is driven alongside or above the cemented fill. The cemented backfill provides additional support to the country rock. Utilizing this mining method in the oxidized portions of the Golden Dream Mine should reduce dilution to the ore and provide a stable pillar that will not collapse or subside as the deeper sub-level areas are opened and mined.

As the mine reaches a depth below the first 150 feet of ore, the country rock turns from an oxidized, or weathered, material to a more solid, competent rock. At this point it is planned that production mining will move from the cut-and-fill method to a sub-level stopping method. In the sub-level mining method, two drifts are driven, one at the top and one at the bottom of a block of ore 45 to 60 feet thick. Holes can then be drilled between the two levels and loaded with explosives and the ore blasted out. The mined out areas remaining from this procedure would be backfilled with loose rock or cemented backfill, if needed, for ground support.

The broken ore from either method of mining would be planned to be loaded into underground haul trucks and transported to the surface where it will be transferred into 30 ton covered over-the-road haul trucks and transported to the Montana Tunnels Mill Facility for processing (once the Montana Tunnels Mill Facility is up and running). Prior to the restart of the Montana Tunnels Mine Facility the ore may be shipped to other regional mills for processing.

Whereas in an open-pit operation the general goal is to move material for the lowest cost per ton – a bulk mining exercise – the general goal in an underground operation is to move fewer tons of material with the highest grade – an ore control exercise. Using the geologic model determined by core drilling analysis, staff engineers and geologists completed a production model and associated financial pro-forma employing capital and operating costs, mill recoveries and outside smelting and refining charges.

The current Golden Dream Mine Plan extends only to a depth of approximately 850 feet below surface. Drill intercepts by the prior owners of the Elkhorn Project have intersected ore grade mineralization on the Golden Dream deposit to depths of 1,400 feet below surface. EGI has also completed drilling and analysis laterally along the Golden Dream Mine deposit mineralized structure with encouraging results.

In addition to the mineralization in and around the Golden Dream Mine deposit, EGI and the property’s predecessors have completed drilling on the other mineralized deposits on the Elkhorn Project, namely Gold Hill, East Butte, and Carmody. The current Elkhorn Project probable reserves are outlined in the table below:

Deposit	Classification	Tons	Gold oz/ton	Copper %	Gold Ounces
Golden Dream	Probable	1,171,000	0.221	0.406%	258,872
Gold Hill	Mineralized Material	-	-	Not Assayed	-
East Butte	Mineralized Material	-	-	Not Assayed	-
Carmody	Mineralized Material	-	-	Not Assayed	-

Sub-total		1,171,000			258,872

•	Reserve estimates include a 1% deletion of ore tons and a 10% dilution of zero valued tons.
•	Gold cut-off grade using $850 per ounce of gold and $2.50 per pound of copper was 0.125 ounces per ton.
•	Metallurgical Recovery:

Golden Dream	Mill Recoveries Applied
Ores	Gold	Copper
Oxide	91%	0%
Pyrrotite	84%	95%
Magnetite	91.5%	65%

Golden Dream Project Underground Development

During the third quarter of 2011, EGI commenced development of the Golden Dream deposit. As of April 1st, 2013, EGI has developed approximately 650 feet of 14’ X 14’ main underground access tunnel and 350 feet of 12’ X 12’ underground ore access tunnel to reach a specific level of the ore body. We are currently working on completing underground and surface water treatment and disposal infrastructure pursuant to our Operating Permit and, upon completion of this work and subject to financing we will recommence development of the next stage at the decline into the lower level ore zones.

Golden Dream Main Access Decline (September 2011) during the development stage

Company’s Two-Boom Jumbo working in 6500 level ore access ramp at Golden Dream Deposit (November 2011) during the development stage

Trench being completed for Golden Dream water disposal (January 2012). During the development stage

Golden Dream Main Access Decline and Mine shop buildings in background

Golden Dream Mine plant and equipment.

The Golden Dream operation, which is fully permitted and bonded for mining operations of between 500 and 1,000 tons per day, commenced an exploration decline in July, 2011. The current operation consists of a Caterpillar 800 KW diesel power generator set (s/n DWB00131) which provides power to the underground and surface facilities. An electric 990 CFM EPE200 Compressor (s/n FF2606U06048) provides compressed air for drilling and other mine and surface functions (air pumps, cleaning drill holes, etc.). Fresh air is supplied via a 40 Horsepower electric fan.

The decline is supported by an Oldenburg Cannon diesel/electric two boom Jumbo Drill (s/n 202760) and two Load-Haul-Dumps (Wagner ST-3.5 s/n DAO4P0755 and Eimco 903 (4 yard) s/n 903-0364). Additional support for bolting and screening is supplied by a Minecat 100 LPC Tractor with mancarrier/loader (s/n 1F100E6201). A 26 ton Tamrock EDJ-426/30 underground Truck (s/n 1470) allows for material to be removed from the workings to the surface waste dump areas.

The surface is supported by a Caterpillar IT38 front-end loader with forks (s/n 7B500825) as well as any other required surface equipment (excavators, graders and plows) which is provided by the Montana Tunnels Mine operation.

Pursuant to the Operating Permit, water from the underground workings is treated for both nitrates – through a “component-constructed” bio-reactor – and for arsenic – through a Bayoxide E33 Media Arsenic Treatment Plant. Treated water discharging from these treatment centers is allowed to leach into the ground, pursuant to our permit, along leach lines.

The Golden Dream has back-up/emergency power supplied by a Caterpillar XQ225 Generator Set (s/n 8JJ00370), back-up/emergency compressed air supplied by a Sullair 375 CFM Compressor (s/n 004-135353). Jackleg drills can be placed into service if the Jumbo goes down for any length of time. All equipment is either owned outright by the Company or is being rented with a purchase option.

DESCRIPTION OF PROPERTIES

Montana Tunnels Mine, Jefferson City, Montana

The Montana Tunnels Mine is an open pit poly-metallic mine located about five miles west of Jefferson City, Montana and operated between 1987 and 2009. The mine is located in the historic “Wickes-Corbin” mining district in Section 8 of Township 7 North, Range 4 West, with approximate latitude of 46° 22’ and longitude 112° 8’. The administrative offices are located at 270 Montana Tunnels Road, Jefferson City, Montana. Electrical power to the mine site is supplied by Montana Power via overhead power lines. Typical power demand during planned operations is 10,000Kw.

The total land area controlled by the Montana Tunnels Mine is 9,293 acres consisting of 2,404 acres of wholly or partially owned Patented Mineral Claims1, 45 acres of leased Patented Mineral Claims, 2,584 acres of fee land, and 4,260 acres of Unpatented Mineral Claims.

The area encompassed in MTMI’s M-Pit Permit Boundary and outlying facilities is 2,385 acres of which greater than 90% is privately owned by MTMI. Within this Permit Boundary 332 acres are designated for the M-Pit Mine open-pit area and perimeter of which greater than 99% is overlain by private property wholly owned by MTMI. Within the M-Pit Mine open-pit area lays one 0.3 acre Unpatented Mineral Claim (MF-1) and three leased Patented Mineral Claims (Mineral Survey numbers 6758, 6634 and 6640). The leases were entered into in March, 2004 requiring the Company to pay the annual real estate taxes; In addition, the Company is obligated to annual payments to the lessor. The lease has no expiration date as long as the lessor is not in default of the lease, which is the current status. The three leased Patented Mineral Claims carry a 4.5% Net Smelter royalty but overlie minor amounts of mineralization and insignificant royalty payments are anticipated when this area is eventually mined.

In October and November, 2008 MTMI was granted positive Records of Decisions by the lead government regulating agencies – the Montana Department of Environmental Quality ("MDEQ") and the Bureau of Land Management (“BLM”) – approving a major amendment – the M-Pit Expansion Plan – to Operating Permit #00113, subject to the placement of a Reclamation Bond pursuant to the approved Mining and Reclamation Plan.

Elkhorn Project – The Golden Dream Mine, Boulder, Montana

The Elkhorn Project consists of four known gold and gold-copper mineral deposits which we are planning to operate using underground mining methods. The property is located 22 miles southeast of Helena, Montana and occupies portions of Sections 9, 10, 11, 14, 15 and 16 in Township 6 North, Range 3 West with approximate latitude of 45° 15’ and longitude of 111° 55’. The administrative offices are located at 2725-A Elkhorn Road, Boulder, Montana. Electrical power to the mine is currently supplied via 800 Kw generator set.

The Elkhorn Project consists of 236 Unpatented Mineral Claims encompassing approximately 4,000 acres and 35 wholly or partially owned Patented Mineral Claims encompassing an additional 573 acres.

In 2007 EGI applied for a Mine Operating Permit to allow for the extraction of between 500 and 1,000 tons per day from an underground mine located on its 100% owned Golden Dream Mineral Claim (US Mineral Survey #7176). The Company’s application sought a Mine Permit boundary consisting of 382.5 acres of Patented Mineral Claims surrounding the Golden Dream Claim. Approximately 40% of the Patented Mineral Claims contained within the Mine Permit boundary are subject to a Mining Lease Agreement with Mt. Heagan Development Inc. whereby EGI leases the Mineral Claims from Mt. Heagan subject to a “3% Net Return royalty from any ores, mineral or other products removed” from the Mineral Claims covered under the terms of the Agreement. EGI pays to Mt. Heagan an “advanced minimum royalty” of $5,000 per month which is “creditable and recoupable” against any production royalty payments. The remaining 60% of the Patented Mineral Claims contained within the Mine Permit Boundary are 100% owned by EGI.

In July, 2008 the Company was granted an Operating Permit by the lead government regulating agency, Montana Department of Environmental Quality (“MDEQ”), subject to the placement of a Reclamation Bond pursuant to the approved Mining and Reclamation Plan.  In November 2011, upon EGI posting the necessary Reclamation Bond in the amount of $591,474, the MDEQ approved the Golden Dream Operating Permit #00173.

Employees

As of December 31, 2012, we had 11 full-time employees, one full time consultant, and one part-time employee, including our executive officers. We believe the relationship we have with our employees is good. In 2013 we anticipate the need to hire additional technical, mining and administrative personnel. Although demand for quality staff is high in the mining industry, we believe we will be able to fill these positions in a timely manner.

Compliance with Government and Environmental Regulation

The Company’s mining, processing operations and exploration activities are subject to various laws and regulations governing the protection of the environment (federal regulator is the Bureau of Land Management (“BLM”) and state regulator is the MDEQ, exploration (BLM and MDEQ), mine safety, development and production (federal regulator is the Mine Safety and Health Administration (“MSHA”), exports, taxes, labor standards, occupational health (MSHA), waste disposal (BLM and MDEQ), toxic substances, water rights (federal regulator is the Department of Natural Resources and Conservation (“DNRC”), explosives (federal regulator is the Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) and other matters. New laws and regulations, amendments to existing laws and regulations or more stringent implementation of existing laws and regulations could have a material adverse impact on the Company, increase costs, cause a reduction in levels of, or suspension of, production and/or delay or prevent the development of new mining properties.

The Company believes it is currently in compliance in all material respects with all applicable environmental laws and regulations. Such compliance requires significant expenditures and increases mine development and operating costs. Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Environmental liability may result from mining activities conducted by others prior to the Company’s ownership of a property. To the extent the Company is subject to uninsured environmental liabilities, the payment of such liabilities would reduce the Company’s otherwise available earnings and could have a material adverse effect on the Company. Should the Company be unable to fully fund the cost of remedying an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy, which could have a material adverse effect on the Company. In addition, the Company does not have coverage for certain environmental losses and other risks as such coverage cannot be purchased at a commercially reasonable cost.

Licenses and Permits

The Company’s operations require licenses and permits from various governmental authorities. The Company believes it holds all material licenses and permits required under applicable laws and regulations and believes it is presently complying in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances. There can be no guarantee that the Company will be able to obtain or maintain all necessary licenses and permits that may be required to explore and develop its properties, commence construction or operation of mining facilities and properties under exploration or development or to maintain continued operations that economically justify the cost.

Competition

Because the life of a mine is limited by its mineral reserves, the Company is continually seeking to replace and expand its reserves through the exploration of existing properties as well as through acquisitions of interests in new properties or of interests in companies which own such properties. The Company encounters competition from other mining companies in connection with the acquisition of properties and with the engaging and maintaining of qualified industry experienced personnel. This competition may increase the cost of acquiring suitable properties and retaining qualified industry experienced personnel.

ITEM 1A. RISK FACTORS.

Our business is to engage in exploration and production activities in the precious minerals mining industry, which is a highly speculative activity. An investment in our securities involves a high degree of risk. You should not invest in our securities if you cannot afford to lose your entire investment. In deciding whether you should invest in our securities, you should carefully consider the following information together with all of the other information contained in this Current Report. Any of the following risk factors can cause our business, prospects, financial condition or results of operations to suffer and you to lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

Estimates of mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

There are numerous uncertainties inherent in estimating quantities of mineralized material such as gold, zinc, lead, copper and silver, including many factors beyond our control and no assurance can be given that the recovery of mineralized material will be realized. In general, estimates of mineralized material are based upon a number of factors and assumptions made as of the date on which the estimates were determined, including:

▪	geological and engineering estimates that have inherent uncertainties and the assumed effects of regulation by governmental agencies;
▪	the judgment of the engineers preparing the estimates;
▪	estimates of future metals prices and operating costs;
▪	the quality and quantity of available data;
▪	the interpretation of that data; and
▪	the accuracy of various mandated economic assumptions, all of which may vary considerably from actual results.

Until mineralized material is actually mined and processed, it must be considered an estimate only.  These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.  We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably.  Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital.  There can be no assurance that minerals recovered in small scale metallurgical tests will be recovered at production scale.

We may have difficulty meeting our current and future capital requirements.

Our management and our board of directors monitor our overall costs and expenses and, if necessary, adjust our programs and planned expenditures in an attempt to ensure we have sufficient operating capital.  We continue to evaluate our costs and planned expenditures for our on-going development and care and maintenance efforts at our mineral properties. We raised in excess of $10 million during our 2011 fiscal year, and $760,000 in our 2012 fiscal year, from that certain Minerals Product Receivables Purchase Agreement dated as of April 15, 2011 between EGI, EGLLC and BDH. In February through April 2012, we raised an additional $1.9 million in bridge financing. However, the continued development and care and maintenance of our mineral properties will require significant amounts of additional capital.  As a result, we may need to explore raising additional capital during fiscal 2013 and beyond so that we can continue to fully fund our planned activities.  Our ability to obtain this financing will depend upon, among other things, the price of gold and the industry’s perception of its future price. The extraordinary conditions in the global financial and capital markets have currently limited the availability of this funding.  Therefore, availability of funding is dependent largely upon factors outside of our control, and cannot be accurately predicted. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all.  If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and exploration activities will be adversely impacted.

The outstanding debt instruments of our largest shareholder (EGLLC) and its affiliate (MFPI) contains restrictive covenants relating to our operations.

Pursuant to secured mortgages encumbering all of the assets and property of EGI and MTMI, the secured lenders to our largest shareholder, EGLLC, and its affiliate, MFPI, imposed restrictions on us that affect our ability to incur additional debt. Further, the Tri-Party Agreement by and among EGLLC, the Secured Lenders and the Company requires us to comply with various financial covenants set forth in the mortgages encumbering all of the assets and property of EGI and MTMI. A breach of the covenants could result in an acceleration of the debt obligations of EGLLC and MFPI and if a waiver or modification is not agreed upon with the Secured Lenders, our ability to continue as a going concern would be affected and the Secured Lenders would be able to foreclose on the assets and property of EGI and MTMI as provided for in the loan reinstatement and modification agreement by and among EGLLC and the Secured Lenders.

The volatility of the price of gold, zinc, lead, copper or silver could adversely affect our future operations and, if warranted, our ability to develop our properties.

The potential for profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market prices of gold, zinc, lead, copper, silver and other precious metals.  The prices of such metals fluctuate widely and are affected by numerous factors beyond our control, including interest rates, expectations for inflation, speculation, currency values (in particular the strength of the U.S. dollar), global and regional demand, political and economic conditions and production costs in major metal producing regions of the world. The price of gold may also have a significant influence on the market price of our common stock and the value of our properties.  Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received.  A decrease in the prices of gold, zinc, lead, copper or silver may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold, zinc, lead, copper or silver prices.  The prices of gold, zinc, lead, copper and silver is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the sale of gold, zinc, lead, copper and silver by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world.

The volatility in gold, silver and copper prices is illustrated by the following table, which sets forth for each of the past five calendar years, the average annual market prices in U.S. dollars per ounce of gold and silver, based on the daily London P.M. fixing, and per pound of copper, based on the Mundi Index:

Mineral	2008	2009	2010	2011	2012
Gold	$871.96	$972.35	$1,224.52	$1,571.52	$1,655.50
Silver	$15.00	$14.69	$20.20	$35.26	$31.96
Copper	$3.16	$2.34	$3.42	$4.00	$3.61

The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses.  Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined.  Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and development of mineral properties, such as, but not limited to:

▪	Economically insufficient mineralized material;
▪	Fluctuation in production costs that make mining uneconomical;
▪	Labor disputes;
▪	Unanticipated variations in grade and other geologic problems;
▪	Environmental hazards;
▪	Water conditions;
▪	Difficult surface or underground conditions;
▪	Industrial accidents;
▪	Metallurgic and other processing problems;
▪	Mechanical and equipment performance problems;
▪	Failure of pit walls or dams;

▪	Unusual or unexpected rock formations;
▪	Personal injury, fire, flooding, cave-ins and landslides; and
▪	Decrease in the value of mineralized material due to lower gold, zinc, lead, copper or silver prices.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates.  We currently have limited insurance to guard against some of these risks.  If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests.  All of these factors may result in losses in relation to amounts spent which are not recoverable, or result in additional expenses.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the domestic capital markets and the economy generally. The stress experienced by domestic capital markets that began in the second half of 2007 has continued and substantially increased into the present. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectation for the economy and the markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a continued recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions.

Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally and a wide range of financial institutions and markets, asset classes and sectors. As a result, capital markets have experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probabilities of default. These events and the continuing market upheavals may have an adverse effect on us because our liquidity and ability to fund our capital expenditures is dependent in part upon our access to the private and public capital markets. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility. The forgoing factors may have a negative impact on the value of our company, our assets, and our common stock resulting in illiquidity of our shares and potentially a total loss to our shareholders and a failure of our business.

Failure to extend the life of the Montana Tunnels Mine or Golden Dream Mine would significantly reduce our gold production.

Although our Montana Tunnels Mine had been in production from 1987 through 2008 the mine is currently on care and maintenance waiting financing to recommence production. During its productive period the Montana Tunnels Mine produced in excess of 1.7 million ounces of gold. As of December 2012, we declared a proven reserve of approximately 375,000 ounces of gold and a probable reserve of 130,000 ounces of gold remaining at the Montana Tunnels Mine and probable reserves of 260,000 ounces of gold at the Golden Dream Mine recoverable by open pit or underground mining methods. Development of these reserves is dependent upon financing at reasonable terms and a sufficient gold price to provide a reasonable return on investment. The ultimate success of both mines depends largely on our ability to raise the necessary capital to recommence mining activities on the current mine lives (9 years for Montana Tunnels Mine and 5 years for Golden Dream Mine) and, in due course, expand the mine lives of both operations. Title to our properties may be challenged or defective.

Our planned future operations, including our activities at the Golden Dream Mine and Montana Tunnels Mine projects and other exploration activities, may require amendments to our currently approved permits from various governmental authorities. Our operations are and will continue to be governed by laws and regulations governing prospecting, mineral exploration, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. There can be no assurance that we will be able to acquire all required licenses, permits, amendments or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties.

We attempt to confirm the validity of our rights of title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Our mineral properties may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by undetected defects. There may be valid challenges to the title of any of the claims comprising our mineral properties that, if successful, could impair possible development and/or operations with respect to such properties in the future. Challenges to permits or property rights, whether successful or unsuccessful; changes to the terms of permits or property rights; or a failure to comply with the terms of any permits or property rights that have been obtained, could have a material adverse effect on our business by delaying or preventing or making continued operations economically unfeasible.

A title defect could result in EGI or MTMI losing all or a portion of its right, title, and interest in and to the properties to which the title defect relates. Title insurance generally is not available, and our ability to ensure that we have obtained secure title to individual mineral properties or mining concessions may be severely constrained. In addition, we may be unable to operate our properties as permitted or to enforce our rights with respect to our properties. We regularly monitor the official land records in the counties in which our mineral properties lie to determine if there are annotations indicating the existence of a legal challenge against the validity of any of our concessions. As of December 31, 2012, there were no such annotations, nor are we aware of any challenges from the government or from third parties.

We are subject to complex environmental and other regulatory risks, which could expose us to significant liability and delay, and potentially the suspension or termination of our development efforts.

Compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial, and local governmental authorities may:

▪	require significant capital outlays;
▪	materially affect the economics of a given property;
▪	cause material changes or delays in our intended activities; and
▪	expose us to lawsuits.

These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Applicable authorities may require us to prepare and present data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. The requirements imposed by any such authorities may be costly, time consuming, and may delay operations. Future legislation and regulations designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations.

Historic mining activities have occurred on certain of our properties. If such historic activities have resulted in releases or threatened releases of regulated substances to the environment, potential for liability may exist under federal or state remediation statutes. Such liability would include remediating any damage that we may have caused, including costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties. Except as discussed in our periodic filings with the SEC, we are not aware of any such claims under these statutes at this time, and cannot predict whether any such claims will be asserted in the future.

We may produce air emissions and pollutions that could fall under the jurisdiction of U.S. federal laws.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Our mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the rules.

Legislation has been proposed that would significantly affect the mining industry.

Periodically, members of the U.S. Congress have introduced bills which would supplant or alter the provisions of the General Mining Law of 1872, which governs the unpatented claims that we control with respect to our U.S. properties. One such amendment has become law and has imposed a moratorium on the patenting of mining claims, which reduced the security of title provided by unpatented claims such as those on our U.S. properties. If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties, and could significantly impair our ability to develop mineral estimates on unpatented mining claims. Such bills have proposed, among other things, to make permanent the patent moratorium, to impose a federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining. Although it is impossible to predict at this time what royalties may be imposed in the future, the imposition of such royalties could adversely affect the potential for development of such mining claims, and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our business.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining properties.

Our operations, including ongoing exploration drilling programs, require permits from the state and federal governments, including permits for the use of water and for drilling wells for water. We may be unable to obtain these permits in a timely manner, on reasonable terms or on terms that provide us sufficient resources to develop our properties, or at all. Even if we are able to obtain such permits, the time required by the permitting process can be significant. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our properties will be adversely affected, which may in turn adversely affect our results of operations, financial condition and cash flows.

We may face a shortage of water.

Water is essential in all phases of the exploration, development and operation of mineral properties. With the nature of our operations, water is used in such processes as exploration, drilling, testing, dust suppression, milling and tailings disposal. Although currently both of our contemplated operations have adequate water supplies under permit for use in the operations, the lack of available water and the cost of acquisition may make an otherwise viable project economically impossible to complete.

Global climate change is an international concern, and could impact our ability to conduct future operations.

Global climate change is an international issue and receives an enormous amount of publicity. We would expect that the imposition of international treaties or federal, state or local laws or regulations pertaining to mandatory reductions in energy consumption or emissions of greenhouse gasses could affect the feasibility of our mining projects and increase our operating costs.

Because access to the mineral property may be restricted by inclement weather or other hazards, we may be delayed in our development efforts.

We are subject to risks and hazards, including environmental hazards, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. As a result, access to our mineral properties may be restricted during parts of the year. The properties are in a mountainous area in the Jefferson County and Broadwater County, Montana which is accessible by county roads, BLM roads, and private roads. Although these roads have been used for exploration, forestry and mining operations in the past, they are best traveled by four-wheel drive vehicles from spring to the beginning of winter. During the winter months, heavy snowfall can make it difficult to undertake work programs. We do not currently plan exploration drilling operations in the winter months. Frequent inclement weather in the winter months can make development and mining activities difficult for short periods of time.

We may face a shortage of supplies, equipment and materials.

The mineral industry has experienced from time to time shortages of certain supplies, equipment and materials necessary in the exploration, evaluation, development and production of mineral deposits. The prices at which such supplies and materials are available have also greatly increased. Our planned operations could be subject to delays due to such shortages and further price escalations could increase our costs for such supplies, equipment and materials. Our experience and that of others in the industry is that suppliers are often unable to meet contractual obligations for supplies, equipment, materials, and services, and that alternate sources of supply do not exist.

The market for obtaining desirable properties, investment capital, and outside engineers and consultants is highly competitive.

Presently, we employ a limited number of full-time employees, utilize outside consultants, and in large part rely on the personal efforts of our officers and directors. Our success will depend, in part, upon the ability to attract and retain qualified outside engineers and other professionals to develop and operate our mineral properties, in addition to obtaining investment capital to conduct our mining operations. We believe that we will be able to attract competent employees and consultants, but no assurance can be given that we will be successful in this regard as competition for these professionals is highly competitive. If we are unable to engage and retain the necessary personnel, our business would be materially and adversely affected.

We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business.

If any of our current executive employees were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them.  Messrs. Patrick W.M Imeson, Robert Trenaman, Eric Altman and Timothy Smith are our critical employees at this time. In addition to the executives, our company relies heavily on a several staff people that have extensive knowledge of our properties and mine plans.   There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary.  We are entirely dependent on these individuals as our critical personnel at this time.  We have no life insurance on any of our employees, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

Some of our directors may have conflicts of interest as a result of their involvement with other natural resource companies or with equity, preferred equity, or lost positions in the company.

Some of our directors are directors or officers of other natural resource or mining-related companies, or may be involved in related pursuits that could present conflicts of interest with their roles at the Company. These associations may give rise to conflicts of interest from time to time.

In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to the board of directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, we will establish a special committee of independent directors to review a matter in which any director or member of management may have a conflict.

We have incurred substantial losses since our inception and may never be profitable.

We have accumulated substantial losses, and we have very limited revenue from operations since the previous owners of Montana Tunnels Mine shut down the mill in 2009.  During the fiscal years ended 2012 and 2011, we have reported net losses of approximately $23 million and $30 million, respectively.  We had an accumulated deficit of approximately $94 million as of December 31, 2012.  We expect to continue to incur losses unless and until we generate sufficient revenue from production to fund continuing operations including exploration and development costs.  There is no assurance we will be profitable for any quarterly or annual period.  Our failure to report profits may adversely affect the price of our common stock and you may lose all or part of your investment.

Except for the MPRPA (discussed below), we currently have not entered into forward sales, commodity, derivatives or hedging arrangements with respect to our gold production and as a result we are exposed to the impact of any significant decrease in the gold, zinc, lead, copper and silver prices.

We expect to sell the gold, zinc, lead, copper and silver we expect to be producing at prevailing market prices. Currently, we have not entered into forward sales, commodity, derivative or hedging arrangements to establish a price in advance for the sale of future production, although we may do so in the future. As a result, we may realize the benefit of any short-term increase in the gold price, but we are not protected against decreases in gold, zinc, lead, copper and silver prices, and if gold, zinc, lead, copper and silver prices decrease significantly, our expected future revenues may be materially adversely affected.

If we are unable to achieve mineral production levels anticipated from our Montana Tunnels Project and Elkhorn Goldfields Project, our financial condition and results of operation will be adversely affected.

We are proceeding with the development of the Montana Tunnels open-pit mine expansion and the development of the Golden Dream underground mine based on estimates of mineralized material identified in our drilling programs and estimates of mineral recovery based on, in the case of Montana Tunnels, historical operating results and, in the case of the Golden Dream Mine, test work developed during our internal feasibility studies.  However, risks related to metallurgy are inherent when working with extractable minerals.  Sales of minerals, if any, that we realize from future mining activity will be less than anticipated if the mined material does not contain the concentration of minerals predicted by our geological exploration.  This risk may be increased since we have not sought or obtained a feasibility study or reserve report with regard to any of our properties.  If sales of our minerals are less than anticipated, we may not be able to recover our investment in our property and our operations may be adversely affected.  Our inability to realize production based on quarterly or annual projections may adversely affect the price of our common stock and you may lose all or part of your investment.

Our existing planned production is limited to two properties and our ability to become and remain profitable over the long term will depend on our ability to identify, explore and develop additional properties.

Gold, zinc, lead, copper and silver properties are wasting assets.  They eventually become depleted or uneconomical to continue mining.  Under our current production plan and design at our open pit Montana Tunnels Mine, there are approximately eight years of commercial production from operations commencement.  Accordingly, our ability to become and remain profitable over the long term depends on our ability to finalize the design, permit, development and profitable extraction and recovery of mineral resources beyond the current planned nine year mine life for the Montana Tunnels Mine. At the Golden Dream Mine our current permitted production plan encompasses approximately five years of commercial production from operations commencement. As with the Montana Tunnels Mine our ability to become and remain profitable over the long term depends on our ability to finalize the design, permit, development and profitable extraction and recovery of mineral resources beyond the current five year mine life. If our ability to expand the operations beyond their current planned mined lives doesn’t occur we may seek to acquire other precious and base metals properties beyond our current properties. The acquisition of precious and base metals properties and their exploration and development are subject to intense competition.  Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties.  If we are unable to find, develop, and economically mine new properties, we most likely will not be profitable on a long term basis and the price of our common stock may suffer.

Since we have a very limited operating history, investors have little basis to evaluate our ability to operate.

Our activities to date have been focused on raising financing, exploring our properties and preparing those properties for production.  Although our mine and concentrating facilities at the Montana Tunnels operation have operated from 1987 through to 2009, these operations were carried out under different ownership and, as a consequence we face all of the risks commonly encountered by other businesses that lack an established operating history, including the need for additional capital and personnel, and intense competition.  There is no assurance that our business plan will be successful.

The construction of our mines and optimization and continued operation of our mills are subject to all of the risks inherent in construction, start-up and operations.

These risks include potential delays, cost overruns, shortages of material or labor, construction defects, breakdowns and injuries to persons and property.  We expect to engage self-employed personnel, subcontractors and material suppliers in connection with the construction and development of the Montana Tunnels Mine and Golden Dream Mine projects.  While we anticipate taking all measures which we deem reasonable and prudent in connection with construction of the mines and the operation of the mills, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction or operation.  Any delays would postpone our anticipated receipt of revenue and adversely affect our operations, which in turn may adversely affect the price of our stock.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations.

Our operations require permits from the State of Montana and the U.S. federal government.  If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving future permits, our timetable and business plan will be adversely affected.

We do not insure against all of the risks to which we may be subject in our operations.

While we currently maintain insurance against general commercial liability claims and the physical assets at our projects, we do not maintain insurance to cover all of the potential risks associated with our operations.  We might be subject to liability for environmental, pollution or other hazards associated with mineral exploration and development, which risks may not be insured against, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs or other reasons.  We may also not be insured against interruptions to our operations.  Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our property.  A significant loss could force us to reduce or terminate our operations.

We may require significant additional capital to fund our business plan.

We will be required to expend significant funds to determine if proven and probable mineral reserves exist at some of our properties, to continue exploration and if warranted, develop our existing properties and to identify, and acquire additional properties to diversify our property portfolio.  There can be no assurance that any of the development properties we now hold, or which we may acquire, will contain a commercial ore reserve, and therefore, no assurance that we will ever generate a positive cash flow from the sale of production on such properties. In addition, once we decide to place a property into production, risks still exist that the amount and grade of the reserves may be significantly less than predicted. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies with regard to the results of our exploration.  We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material.  If we do locate commercially mineable material or decide to put additional properties into production, we may be required to upgrade our milling facility at the Montana Tunnels Mill Complex or construct new milling facilities.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the prices of gold and other precious and base metals.  Capital markets worldwide have been adversely affected by substantial losses by financial institutions, in turn caused by investments in asset-backed securities.  We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us.  Failure to obtain such additional financing could result in delay or indefinite postponement of further mining operations or exploration and development and the possible partial or total loss of our potential interest in our properties.

We have significant obligations at the Montana Tunnels Mine, which may adversely impact liquidity.

Our Montana Tunnels Mine in Montana operates under a number of permits issued by local, state and federal agencies. Those agencies require us to post a total of $33.6 million in reclamation bonds in order to commence development of our “M” Pit expansion. We have partially collateralized the surety bonds at the Montana Tunnels Mine with approximately $16 million in cash and reclamation bonds, $3.6 million in a security interest in real property mineral interests. In addition, the Golden Dream Mine has provided the regulatory agencies $604,021 in cash for its reclamation obligations pursuant to our operating and exploration permits.

Our operating costs could be adversely affected by inflationary pressures especially to labor and fuel costs.

The global economy is currently in a period of high commodity prices and as a result the mining industry is attempting to increase production. This has caused significant upward price pressures in the operating costs of mining companies especially in the area of skilled labor. The skilled labor needed by the mining industry is in tight supply and its cost is increasing. Many of our competitors have lower costs and their mines are located in better locations that may give them a competitive advantage in employee hiring and retention.

The cost of fuel to run machinery and generate electricity is closely correlated to the price of oil and energy. Over the past two years the price of oil has risen significantly and has increased the operating cost of mines dependent on fuel to run their business. Continued upward price pressures in our operating costs may cause us to generate significantly less operating cash flows than expected which would have an adverse impact to our business.

Our continuing reclamation obligations at the Montana Tunnels Mine and our other properties could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances located on all of our mineral properties. We have posted bonds in the amount of the estimated reclamation obligation at the properties. The reclamation bond amount is an estimation based upon mine closure plans which have been designed by our employees and consultants and submitted to, and approved by, BLM and the Montana Department of Environmental Quality (“MDEQ”). Every five years the regulatory authorities review the reclamation plans and apply new costs based upon inflation rates and updated rates and costs for reclamation activities. There is a risk that we will be unable to fund these additional bonding requirements, and further that increase reclamation and bonding requirements may increase to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

We will continue to incur losses for the foreseeable future.

Prior to completion of the development and pre-production stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur continuing and significant losses until such time as we achieve commercial production from our mining operations on our mineral claims.  As a result of continuing losses, we may exhaust all of our resources and be unable to complete development of our planned mining operations. Our accumulated deficit will continue to increase as we continue to incur losses. We may not be able to generate profits or continue operations if we are unable to generate significant revenues from future mining of the mineral claims and our business will most likely fail.

RISKS RELATED TO OUR COMMON STOCK

There currently is no public market for our Common Stock. Failure to develop or maintain a trading market could negatively affect the value of our Common Stock and make it difficult or impossible for you to sell your shares.

There is currently no public market for shares of our Common Stock and one may never develop. Our Common Stock is quoted on the OTC Bulletin Board operated by the Financial Industry Regulatory Authority, Inc. The OTC Bulletin Board is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on an exchange, which are often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Common Stock listed.

We cannot assure you that the Common Stock will become liquid or that it will be listed on a securities exchange.

Until our Common Stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our Common Stock to remain eligible for quotation on the OTC Bulletin Board, or on another over-the-counter quotation system such as OTC Markets, Inc. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of the Common Stock. This would also make it more difficult for us to raise capital.

Our Common Stock is subject to the “Penny Stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our common stock is controlled by one shareholder.

EGLLC beneficially owns approximately 90.7% of the Company’s common stock and 100% of the Company’s Series A preferred stock. Such concentrated control of the Company may adversely affect the price of our Common Stock. Investors who acquire Common Stock may have no effective voice in the management of the Company. Sales by this stockholder, along with any other market transactions, could affect the market price of the Common Stock. In addition, the Pubco Holders of our free trading shares of Common Stock immediately prior to the Merger, the Public Float Shares, entered into lock-up agreements with ESRI whereby the Pubco Holders agreed that forty percent (40%) of their Public Float Shares may not be sold for a period of twelve (12) months following the Merger closing date. These lock ups may also adversely affect the price of our Common Stock

The price of our Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our Company’s industry;

•	additions or departures of key personnel;

•	sales of our Common Stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

Compliance with Sarbanes-Oxley may result in our inability to achieve profitability.

The Sarbanes-Oxley Act of 2002 was enacted to increase corporate responsibility and accountability, to provide for enhanced penalties for accounting and auditing improprieties relating to publicly-traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to U.S. federal securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934, as amended. Upon becoming a publicly reporting company, we are required to comply with the Sarbanes-Oxley Act and its costs to remain in compliance with the federal securities regulations. The enactment of the Sarbanes-Oxley Act has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly to attract or may deter qualified individuals from accepting these roles. If we are unable to attract and retain qualified officers, directors and board committee members, which are required pursuant to the Sarbanes-Oxley Act, we may not be able to provide effective management or comply with federal law. Additionally, significant costs incurred as a result of being a public company could divert the use of finances from our operations resulting in our inability to achieve profitability.

We are required to annually evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.

Under Section 404 of the Sarbanes-Oxley Act, we are additionally required to furnish a report by our management on internal control over financial reporting.  Such a report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.  In addition, our evaluation of the effectiveness of our internal controls will be subject to an annual audit by our independent registered public accounting firm and there is no assurance that they will agree with our assessment.  If we are unable to maintain and to assert that our internal control over financial reporting is effective, or if we disclose material weaknesses in our internal control over financial reporting, or if our independent registered public accounting firm does not agree with our assessment, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price. Furthermore, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Compliance with U.S. securities laws, including the Sarbanes-Oxley Act, will be costly and time-consuming.

After completion of the Merger, we will continue as a reporting company under U.S. securities laws, and we will be obliged to comply with the provisions of applicable U.S. laws and regulations, including the Securities Act, the Exchange Act and the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, and the rules and regulations of the relevant U.S. market. Preparing and filing annual and quarterly reports and other information with the SEC, furnishing audited reports to stockholders and other compliance with these rules and regulations will involve a material increase in regulatory, legal and accounting expenses and the attention of management, and there can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

We do not anticipate dividends to be paid on our Common Stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on the Common Stock, and we do not anticipate such a declaration or payment for the foreseeable future. Furthermore, in accordance with the terms of our outstanding Series A Preferred Stock, we cannot pay dividends on the Common Stock so long as the Series A Preferred remains outstanding. We expect to use future earnings, if any, to fund business growth and pay our obligations under our Series A Preferred Stock. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

If securities analysts do not initiate coverage or continue to cover our Common Stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our Common Stock.

The trading market for the Common Stock will depend on the research and reports that securities analysts publish about our business and the Company. We do not have any control over these analysts. There is no guarantee that securities analysts will cover the Common Stock. If securities analysts do not cover the Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

State Blue Sky registration: potential limitations on resale of the shares.

The holders of the shares of the Company and persons who desire to purchase the shares in any trading market that might develop in the future, should be aware that there may be significant state law restrictions upon the ability of investors to resell the securities. Accordingly, investors should consider the secondary market for the Company’s securities to be a limited one. It is the intention of our management to seek coverage and publication of information regarding the Company in an accepted publication which permits a “manuals exemption.” This manuals exemption permits a security to be sold by shareholders in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by that state. The listing entry must contain (i) the names of issuers, officers, and directors, (ii) an issuer’s balance sheet, and (iii) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. The principal accepted manuals are those published by Standard and Poor’s and Mergent, Inc. Many states expressly recognize these manuals. A smaller number of states declare that they recognize securities manuals, but do not specify the recognized manuals. Among others, the following states do not have any provisions and, therefore, do not expressly recognize the manuals exemption: Alabama, California, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont, and Wisconsin.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock, consisting of 300,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock with preferences and rights as designated in the Certificate of Designation and rights of Series A Preferred Stock of Eastern Resources, Inc. dated February 29, 2012. As of December 31, 2012, there were 198,550,000 shares of our Common Stock and 10,000,000 shares of our Series A Preferred Stock issued and outstanding. There are 20,000,000 shares of our Common Stock reserved for issuance under our 2012 Equity Incentive Plan. As of the December 31, 2012, stock options exercisable for 12,920,000 shares of our Common Stock have been granted under the 2012 Plan and 12,660,000 remained outstanding. There are also, $1,800,000 of EGI bridge loans outstanding that have the right to convert into 900,000 shares of Common Stock, warrants to purchase 450,000 shares of Common Stock at $1.50 per share and special warrants to purchase an indeterminate number of additional shares of Common Stock exercisable upon the closing of the Company’s next private placement, provided the share price of the Common Stock offered in that private placement is less than $2.50 per share, so that the exercise of the special warrant will reduce the lender’s effective conversion price of the bridge loan for the Common Stock by a 25% discount to the private placement offering price, such special warrant exercisable at a price of $0.01 per share.

Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our articles of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded.

RISKS RELATED TO OUR PREFERRED STOCK

We have issued 10,000,000 shares of our Series A Preferred Stock, which may limit your rights as a holder of our Common Stock.

We currently have 10,000,000 shares of our Series A Preferred Stock issued and outstanding. These shares carry, among other things, liquidation preferences redemption rights and dividend rights that prelude the issuance of dividends on our Common Stock so long as any shares of Series A Preferred Stock remain outstanding. These terms of the Series A Preferred Stock could adversely affect the rights of the holders of our Common Stock and, therefore, reduce the value of the Common Stock.

If we are unable to generate sufficient funds or obtain financing for future capital commitments, we may not be able to pay for redeemed Series A Preferred Stock, which could have a material adverse effect on us.

EGLLC, as the sole shareholder of the Series A Preferred Stock has the option, exercisable in whole or in part at any time and from time to time prior to the third anniversary of the issuance of the Series A Preferred Stock as provided in the certificate of designation, to require us to purchase for cash, out of legally available funds, any or all of the then-outstanding shares of Series A Preferred Stock at a price equal to $6.00 per share of an aggregate total of $60,000,000, subject to certain limitations. If we are unable to pay for EGLLC’s redeemed shares, such failure could result in an event of default under the loan reinstatement and modification agreement and a potential remedy of the Secured Lenders would be a foreclosure on all of the assets and property of EGI and MTMI. Our inability to fund these future commitments could have a material adverse effect on us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Montana Tunnels Mine, Jefferson City, Montana

The Montana Tunnels Mine is an open pit poly-metallic mine located about five miles west of Jefferson City, Montana and operated between 1987 and 2009. The mine is located in the historic “Wickes-Corbin” mining district in Section 8 of Township 7 North, Range 4 West, with approximate latitude of 46° 22’ and longitude 112° 8’.

The administrative offices are located at 270 Montana Tunnels Road, Jefferson City, Montana. The total land area controlled by the Montana Tunnels Mine is 9,293 acres consisting of 2,404 acres of wholly or partially owned Patented Mineral Claims, 45 acres of leased Patented Mineral Claims, 2,584 acres of fee land, and 4,260 acres of Unpatented Mineral Claims.

The area encompassed in MTMI’s M-Pit Permit Boundary and outlying facilities is 2,385 acres of which greater than 90% is privately owned by MTMI. Within this Permit Boundary 332 acres are designated for the M-Pit Mine open-pit area and perimeter of which greater than 99% is overlain by private property wholly owned by MTMI. Within the M-Pit Mine open-pit area lays one 0.3 acre Unpatented Mineral Claim (MF-1) and three leased Patented Mineral Claims (Mineral Survey numbers 6758, 6634 and 6640). The three leased Patented Mineral Claims carry a 4.5% Net Smelter royalty but overlie minor amounts of mineralization and insignificant royalty payments are anticipated when this area is eventually mined.

In October and November, 2008 MTMI was granted positive Records of Decisions by the lead government regulating agencies – the Montana Department of Environmental Quality ("MDEQ") and the Bureau of Land Management (“BLM”) – approving a major amendment – the M-Pit Expansion Plan – to Operating Permit #00113, subject to the placement of a Reclamation Bond pursuant to the approved Mining and Reclamation Plan.

Mortgages on MTMI Property

A Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing in favor of the administrative agent of certain Secured Lenders to EGLLC and MFPI has been executed and delivered by MTMI, as mortgagor for the benefit of the Secured Lenders, recorded on February 22, 2010 in the official records of Jefferson County, Montana as documents numbered 236384 (mortgage) and 236385 (UCC filing).

Elkhorn Project – The Golden Dream Mine, Boulder, Montana

The Elkhorn Project consists of four known gold and gold-copper mineral deposits which we are planning to operate using underground mining methods. The property is located 22 miles southeast of Helena, Montana and occupies portions of Sections 9, 10, 11, 14, 15 and 16 in Township 6 North, Range 3 West with approximate latitude of 45° 15’ and longitude of 111° 55’. The administrative offices are located at 2725-A Elkhorn Road, Boulder, Montana.

A Patented Mineral Claim is a claim on which a patent has been secured from the United States Government and exclusive title has passed to the claimant. It gives the owner title to the surface rights, locatable minerals and other resources. An Unpatented Mineral Claim is a parcel of Federal land on which the claimant is provided rights to locatable minerals but no land ownership rights are conveyed to the claimant.

The Elkhorn Project consists of 236 Unpatented Mineral Claims encompassing approximately 4,000 acres and 35 wholly or partially owned Patented Mineral Claims encompassing an additional 573 acres.

In 2007 EGI applied for a Mine Operating Permit to allow for the extraction of between 500 and 1,000 tons per day from an underground mine located on its 100% owned Golden Dream Mineral Claim (US Mineral Survey #7176). The Company’s application sought a Mine Permit boundary consisting of 382.5 acres of Patented Mineral Claims surrounding the Golden Dream Claim. Approximately 40% of the Patented Mineral Claims contained within the Mine Permit boundary are subject to a Mining Lease Agreement with Mt. Heagan Development Inc. whereby EGI leases the Mineral Claims from Mt. Heagan subject to a “3% Net Return royalty from any ores, mineral or other products removed” from the Mineral Claims covered under the terms of the Agreement. EGI pays to Mt. Heagan an “advanced minimum royalty” of $5,000 per month which is “creditable and recoupable” against any production royalty payments. The remaining 60% of the Patented Mineral Claims contained within the Mine Permit Boundary are 100% owned by EGI.

In July, 2008 the Company was granted an Operating Permit by the lead government regulating agency – the MDEQ – subject to the placement of a Reclamation Bond pursuant to the approved Mining and Reclamation Plan. In November 2011, upon EGI posting the necessary Reclamation Bond in the amount of $591,474, the MDEQ approved the Golden Dream Operating Permit #00173.

Mortgages on EGI Property

A Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing in favor of the administrative agent of certain Secured Lenders to EGLLC and MFPI has been executed and delivered by EGI, as mortgagor for the benefit of the Secured Lenders, recorded on May 29, 2009 in the official records of Jefferson County, Montana as documents numbered 233612 (mortgage) and 233614 (First Priority UCC filing).

In connection with a Minerals Product Receivables Purchase Agreement (the “MPRPA”) dated as of April 15, 2011, by and among EGI, EGLLC and BDH and a related security agreement of the same date by and between EGI and BDH, a UCC-1 (#584640340) was filed with Montana Secretary of State on November 17, 2011 with BDH as the secured party. This UCC-1 covers certain of EGI’s assets and property pursuant to the security agreement dated April 15, 2011.

Description of Corporate Offices

The Company’s corporate offices are located at 1610 Wynkoop Street, Suite 400, Denver, Colorado 80202 in space provided by Black Diamond Financial Group, LLC (“Black Diamond”). The corporate offices are maintained by two of the Company’s officers and accounting, finance and administrative support staff. Currently, the Company’s cost for this office space is covered under its Management Services Agreement with Black Diamond pursuant to which it pays Black Diamond $15,000 per month. See Executive Compensation – Management Services Agreement for additional information.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

Except for the matter described below, we are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority. Although there can be no assurance as to the ultimate outcome, we have denied liability in the case pending against us, and we intend to defend vigorously such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in connection with the action against us not to be material to our consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period.

On May 24, 2010, the EPA issued an “Action Memorandum” which documented the determination that soil removal was necessary to mitigate threats posed by elevated levels of lead and arsenic in the soil located on property in close proximity to MTMI (the "Company").  The work of clean-up conducted by the EPA of the Site commenced in June 2010 and was completed by August of the same year.  On August 26, 2010, the Company and the EPA entered into an “Access and Compensation Agreement” which detailed the responsibilities of both the EPA and the Company with respect to the clean-up and disposal of contaminated soils from the Site.  On October 26, 2011 the EPA proposed a settlement of $380,000.  On November 04, 2011, the Company agreed to the EPA proposed amount of $380,000 but added a stipulation that the amount be payable over time depending upon the status of the Company’s operations.  Subsequent to December 31, 2012, a settlement agreement was reached. The $380,000 settlement will be paid in 35 monthly installments of $2,500 and a final balloon payment of $292,500.

ITEM 4. MINE SAFETY DISCLOSURE.

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2012, the Company reported no lost time accidents. During this same fiscal year the Company incurred seven MSHA citations, all of which have been cleared.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is currently eligible for quotation on the OTC Bulletin Board and on the OTC Markets, Inc. QB Tier under the symbol “ESRI.”  Although our common stock was officially available for trading on September 2, 2008, there was no trading in the stock until April 2012.  Since April 2012, there has been very limited trading in our Common Stock to date.

The following table sets forth the high and low closing prices for our Common Stock for the fiscal quarters indicated as reported by OTC Markets, Inc. Our Common Stock is very thinly traded, and therefore pricing of our Common Stock on the OTC Markets does not necessarily represent its fair market value.

Period	High	Low

Fiscal Year Ending December 31, 2012:

Second Quarter	$1.05	$0.50
Third Quarter	$1.00	$0.90
Fourth Quarter	$0.96	$0.60

Holders

As of the date of this Annual Report, we had 198,550,000 shares of Common Stock outstanding held by approximately 15 stockholders of record. As of the date of this Annual Report, we have 10,000,000 outstanding shares of our Series A Preferred Stock held by one stockholder of record.

Trades in our Common Stock may be subject to Rule 15g-9 under the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of Common Stock. As a result of these rules, investors may find it difficult to sell their shares.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on the Common Stock in the foreseeable future.  Also, the terms of the Series A Preferred Stock restrict our ability to pay dividends.  (See “Description of Securities—Series A Preferred Stock” below.) We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	12,660,000	$0.96	7,340,000
Equity compensation plans not approved by security holders	—	—	—
Total	12,660,000	$0.96	7,340,000

2012 Equity Incentive Plan

On February 1, 2012, our Board of Directors of the Company adopted, and on February 29, 2012, our stockholders approved, the 2012 Equity Incentive Plan, which reserves a total of 20,000,000 shares of our Common Stock for issuance under the 2012 Plan. If an incentive award granted under the 2012 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2012 Plan.

In addition, the number of shares of Common Stock subject to the 2012 Plan, any number of shares subject to any numerical limit in the 2012 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

The compensation committee of the Board, or the Board in the absence of such a committee, will administer the 2012 Plan. Subject to the terms of the 2012 Plan, the compensation committee has complete authority and discretion to determine the terms of awards under the 2012 Plan.

Grants

The 2012 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (as amended, the “Code”) and stock appreciation rights, as described below:

•	Options granted under the 2012 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of Common Stock covered by an option cannot be less than the fair market value of the Common Stock on the date of grant unless agreed to otherwise at the time of the grant.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	The 2012 Plan authorizes the granting of stock awards. The compensation committee will establish the number of shares of Common Stock to be awarded and the terms applicable to each award, including performance restrictions.

•	Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of Common Stock on the date of exercise of the SAR and the market price of a share of Common Stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board has the power to amend, suspend or terminate the 2012 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2012 Plan would terminate ten years after it is adopted.

As of the December 31, 2012, we have granted option awards under the 2012 Plan to certain of our officers, directors and employees for a total of 10,720,000 shares of our Common Stock. We have also granted options for 200,000 shares of our Common Stock to our independent directors and 2,000,000 to an advisor. Of these options, 260,000 of the employee options have been forfeited, leaving 12,660,000 options outstanding and 7,340,000 options available for issuance.  Each of these options has been granted with a term of ten years and an exercise price of $1.00 per share, which price the Board of Directors has deemed to be the fair market value of the Company’s stock on the date of grant. Each option vests in three equal installments, on the first, second, and third anniversary of the grant date.

Options under the Plan

The Company has adopted its 2012 Equity Incentive Plan pursuant to which 20,000,000 shares of the Company’s Common Stock are reserved for issuance to employees, directors, consultants, and other service providers of the Company and its affiliates. On April 6, 2012, we authorized for issuance an aggregate of 12,660,000 options exercisable at $1.00 per share to certain of our executive officers, directors, employees and advisors. Each of these options has been granted with a term of ten years and an exercise price of $1.00 per share, which price the Board of Directors has deemed to be the fair market value of the Company’s stock on the date of grant. Each option vests in three equal installments, on the first, second, and third anniversary of the grant date.

Recent Sales of Unregistered Securities

Private Placement

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

Warrants

During 2012, the Company issued an aggregate of 950,000 warrants in connection with securing convertible bridge loans. The agreements provide an exercise price of $1.50 and expire, if not exercised, within 5 years.

During 2012, the Company issued 315,000 warrants in consideration of marketing a private placement financing. The agreement provides an exercise price of $1.50 which expires if unexercised within 5 years.

Convertible Securities

During February 2012, prior to the closing of the Merger, EGI entered into convertible bridge loans with related parties totaling $1,800,000 due in August 2012. In April 2012, after the closing of the Merger, EGI entered into an additional convertible bridge loan with an unrelated party for an additional $100,000 due in August 2012. The loans are unsecured and call for 12.00% annual interest on the outstanding unpaid principal. Prior to the maturity date, the holders could convert the entire principal and accrued interest then outstanding into units of our securities. The loans contained an embedded conversion option that allowed the holders to convert the notes into units of our securities at a conversion price of $1 per unit. Each unit consisted of one share of our common stock and a warrant to purchase one-half share of our common stock at an exercise price of $1.50 per share. Each unit also contained a contingent warrant exercisable upon closing of a private placement offering (“PPO”) by us at a price of less than $1.25 per share. The bridge loans were convertible upon the completion of a PPO within 90 days of the closing of the Merger. We did not complete the PPO within the 90 days, causing the conversion feature to expire during July 2012. Because of the non-payment under the terms of the bridge loans, the bridge loans are considered in default and are accruing interest at the default interest rate of 14.00% per year. Subsequent to year end, the $100,000 bridge loan with the unrelated party was paid in full.

Transfer Agent

The transfer agent for the Common Stock is Continental Stock Transfer & Trust Company. The transfer agent’s address is 17 Battery Place, New York, New York 10004, and its telephone number is (212) 845-3212.

ITEM 6. SELECTED FINANCIAL DATA.

Not Required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement Regarding Forward-Looking Information

This report contains forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Background and Recent Developments

ESRI was formed as a Delaware corporation on March 15, 2007 for the purpose of producing full length independent feature films through its then-wholly-owned subsidiary, Buzz Kill, Inc., a New York corporation.

Merger with MTMI and EGI

On April 6, 2012, ESRI, MTMI Acquisition Sub, EGI Acquisition Sub, MTMI, EGI and EGLLC entered into a merger agreement, which closed on the same date, and pursuant to which (i) MTMI Acquisition Sub merged with and into MTMI with MTMI as the surviving corporation and (ii) EGI Acquisition Sub merged with and into EGI with EGI as the surviving corporation. As a result of the Merger, MTMI and EGI became our wholly-owned subsidiaries. In conjunction with and concurrent upon the closing of the Merger, we split off Buzz Kill, Inc.

As the result of the Merger, which was accounted for as a reverse acquisition, a discussion of the past financial results of ESRI is not pertinent, and the historical financial results of MTMI and EGI, the accounting acquirers, prior to the Merger are considered the historical financial results of the Company.

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

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The discussion should be read in conjunction with our audited financial statements and related notes and the other financial information included elsewhere in this Annual Report.

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

Expansion of Minerals Product Receivables Purchase Agreement

On August 17, 2012, the Company entered into a letter of intent with Black Diamond.  Pursuant to this letter agreement, the ounces of gold payable under the existing Minerals Product Receivables Purchase Agreement (the "MPRPA") between the Company and Black Diamond will be increased by 37,640 ounces, from 33,360 ounces to a total of 71,000 ounces.  The gold payable rate under the MPRPA will be reduced from 80% to 50% with a production cost paid to the Company of $500 per ounce on delivery.  The tail, which is due after the Golden Dream Mine has produced an initial 250,000 ounces, will be increased from 6.5% to 15% at a production cost of $600 per ounce paid to the Company at delivery.  The Company will realize up to $12,500,000 from the forward sale of the full 37,640 ounces which will be recognized as a refundable customer deposit until the gold is sold.

Funds from the successful sale of these additional ounces of gold will be used to continue the development of the Company's Golden Dream Mine.  The Company has completed approximately 650 feet of underground development, has complete surface infrastructure, and most recently installed a water treatment system giving it the capability to fully develop the Golden Dream Mine.

Black Diamond did not complete the financing detailed in the letter of intent. The Company subsequently modified the MPRPA to an Amended and Restated MPRPA based on the terms stated in the letter of intent. The Amended and Restated MPRPA will allow the Company to realize up to $15,391,200 in additional proceeds from the forward sale 46,640 ounces of gold, which will be recognized as a refundable customer deposit until the gold is sold. The MPRPA, as amended and restated, will allow for a total of 80,000 ounces of gold to be sold and 50% of the production from the Golden Dream Mine will be allocated toward the MPRPA at a production cost paid to the Company of $500 per ounce on delivery. The tail, which is due after the Golden Dream Mine has produced an initial 250,000 ounces, will be 15% at a production cost of $600 per ounce paid to the Company at delivery. The amounts above will be prorated if the Amended and Restated MPRPA is not fully subscribed.

On September 28, 2012, an investor subscribed for $660,000 of gold output under the Amended and Restated MPRPA. The $660,000 payment has been recognized as a refundable customer deposit until the gold is sold. Pursuant to this agreement, the ounces of gold payable under the existing MPRPA will be increased by 2,000 ounces, from 33,360 ounces to a total of 35,360 ounces. The gold payable rate under the MPRPA will be reduced from 80% to 50% with a production cost paid to the company of $500 per ounce upon delivery.

On October 30, 2012, an investor subscribed for $100,000 of gold output under the Amended and Restated MPRPA.  Pursuant to this agreement, the ounces of gold payable under the existing MPRPA, which was last expanded on September 28, 2012, will be increased by an additional 303 ounces, from 35,360 ounces to a total of 35,663 ounces.

General Overview

Elkhorn Goldfields, Inc. and Montana Tunnels Mining, Inc. (referred to together as “Elkhorn”) were formed for the purpose of acquiring, holding, operating, selling, and otherwise dealing in assets of mining operations with gold and other metal reserves and exploration potential. Elkhorn’s objective is to operate mines and expand its interests through acquisition and exploration. Elkhorn has one mineral property, the Golden Dream Mine, that has completed the permitting process, is in the process of installing required infrastructure and has developed the 650 foot underground access ramp to reach the upper levels of the ore body and a second property, the Montana Tunnels Mine, that has completed the permitting except for posting the required reclamation bond. In addition, Elkhorn has several mineralized targets which are in the exploration stage. The permitted and nearly permitted mines consist of the Golden Dream Mine (formerly referred to as the Sourdough Mine) and the Montana Tunnels Mine. The mineralized targets are the East Butte, Gold Hill/Mount Heagan, Carmody, and the expansion of the previously operated Diamond Hill Mine. All the mines and properties are located in Jefferson County, Montana with the exception of the Diamond Hill Mine which is in Broadwater County, Montana. Elkhorn maintains its principal executive office in Denver, Colorado.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and property and equipment valuation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred in accordance with the terms of the arrangement, the price is fixed or determinable, and collectability is reasonably assured.

Revenue for sale of ore, concentrated materials, or gold ore is recognized at the time of delivery and transfer of title to counterparties.

Inventory

The Company’s minerals inventory is stated at the lower of weighted average production cost and net realizable value. Work-in process inventory, including stockpiled ore and in-circuit gold inventory, is valued at the lower of weighted average production cost and net realizable value. Materials and supplies are valued at the lower of average direct cost of acquisition and net realizable value.

The Company’s raw materials, finished goods, and purchased goods inventory is stated at the lower of cost or market using either the first-in, first-out or weighted average method. Inventory is adjusted for estimated obsolescence and excess quantities and written down to net realizable value based upon management estimates of expected usage.

Building, Equipment, and Land

Property and equipment is stated at cost. Equipment under capital lease is valued at the lower of fair market value or net present value of the minimum lease payments at inception of the lease. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 3 to 39 years, and the lesser of related lease terms.

Mining Properties

For new projects without established reserves, all costs, other than acquisition costs, are expensed prior to the establishment of proven and probable reserves. Reserves designated as proven and probable are supported by a feasibility study, indicating that the reserves have had the requisite geological, technical, and economic work performed and are legally extractable at the time of reserve determination. Once proven and probable reserves are established, all development and other site-specific costs are capitalized, including general and administrative charges for actual time and expenses incurred in connection with site supervision as mine development costs. Development drilling costs incurred to infill mineralized material to increase the confidence level in order to develop or increase proven and probable reserves are also capitalized as mine development costs. If subsequent events or circumstances arise that would preclude further development of the reserves under the then existing laws and regulations, additional costs are expensed until the impediments have been removed and the property would be subject to ongoing impairment reviews. When a mine is placed into production, the capitalized acquisition and mine development costs are reclassified to mining properties and are amortized to operations using the units-of-production method based on the estimated metals that can be recovered.

Mineral Interests

Mineral interests include the cost of obtaining patented and unpatented mining claims and the initial cost of acquiring mineral interests. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value. For the years ended December 31, 2012 and 2011, there are no mineral interest impairments.

Mine Development

The costs of removing overburden and waste materials to access the ore prior to the production phase are referred to as mine development costs. Mine development costs are capitalized during the development of the mine. Mine development costs are amortized using the units-of-production method based on estimated recoverable tons of proven and probable reserves. To the extent that these costs benefit the mine, they are amortized over the estimated life of the mine. Development costs incurred after the first saleable ore is extracted from the mine (i.e., post-production costs) are a component of mineral inventory cost. All post-production costs are considered variable production costs that are included in the costs of the inventory produced during the period in which the mining costs are incurred.

Reclamation Liability

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

Stock Compensation

The Company has granted stock option awards to key employees that will enable them to purchase shares of common stock of the Company. The Company recognized all share-based payments in the consolidated income statement as an operating expense, based on the estimated fair value of the awards on the date of grant. The Company determines the estimated fair value using the Black-Scholes option pricing model and recognizes compensation costs ratably over the vesting period using the straight-line method.

Income Taxes

The Company is a C corporation and uses the asset and liability method to account for income taxes based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. The Company assesses a valuation allowance on the deferred tax assets if it is more likely than not that a portion of the available deferred tax assets will not be required. The Company records the deferred tax assets net of valuation allowance.

The Company also accounts for uncertainties in income taxes in that the Company recognized the tax benefits of tax positions only if it is more likely than not that the tax positions will not be sustained, upon examination, by the applicable taxing authorities, based on the technical merits of the positions. As required, the Company records potential interest and penalties with its tax positions. The Company records interest and penalties, if any, as a component of interest expense. No interest and penalties were recorded during the years ended December 31, 2012 and 2011, respectively.

Results of Operations

Fiscal year ended December 31, 2012 as compared with the fiscal year ended December 31, 2011.

Revenue from the Sale of Gold

Elkhorn had no revenues from the sale of gold from the Golden Dream or the Montana Tunnels Mines in 2012 or 2011. In August, 2011, the Company did realize gross revenue of $573,942 from the sale of 874 tons of stockpiled rock from past mining (resulting in 303 ounces. of gold) from the East Butte mine, part of the Golden Dream Mine properties. The sale was recorded, net of related ore processing costs of $133,863, on the Company’s 2011 Statement of Operations.

Operating Expenses

General and administrative expense for the year ended December 31, 2012 was $7,491,318 as compared to $850,616 for the year ended December 31, 2011. In June, 2011, development of the Golden Dream Mine commenced which resulted in the capitalization of payroll and related costs. The Golden Dream Mine was placed on care and maintenance and development was temporarily halted in the second quarter of 2012, resulting in payroll and related costs being expensed for the second, third, and fourth quarters of 2012. Furthermore, general and administrative expenses increased in 2012 due to an increase in professional fees related to the Merger and compensation expense related to the employee stock option plan of $2,216,516, stock options related to a corporate advisory agreement of $1,232,093 and marketing warrants of $204,874 issued in 2012.

Accretion expense for the year ended December 31, 2012 was $1,847,134 as compared to $1,327,221 for the year ended December 31, 2011. Management re-evaluates annually the timing of the deferred site closure and reclamation costs related to Montana Tunnels Mining mill and mine sites. They anticipate that reclamation of the mine and mill will be completed in 2026 for MTMI which is extended several years from previous estimates, and 2019 for EGI. This extension is due to management pursuing financing to commence development of the M-Pit, which would extend the mine life by 9 years. The total cost of reclamation is consistent with previous estimates; however, by extending the timeline, it has reduced the related accretion expense. Estimated future costs are discounted to their present value using a 12% discount rate for EGI and a 7.5% discount rate for MTMI.

Mine care and maintenance for the year ended December 31, 2012 was $943,075 as compared to $1,037,199 year ended December 31, 2011. The decrease in mine care and maintenance was due to a reduction in work force in 2012 resulting in a decrease of approximately $419,000, offset by an increase in expense of approximately $335,000, due to the Elkhorn mine going into care and maintenance in May of 2012 resulting in the reduced capitalization of expenses.

Depreciation and amortization expense for the year ended December 31, 2012 was $2,082 as compared to $6,604 for the year ended December 31, 2011. Depreciation and amortization are calculated on the units of production basis over the remaining proven and probable reserves of the mine. Montana Tunnels Mine ceased mining during 2008 after completion of the L-Pit and completed milling of stockpiled ore during April, 2009 at which time the mine was placed on care and maintenance. Accordingly, there was no depreciation expense related to Montana Tunnels Mine for the years ended December 31, 2012 and 2011. Capitalized depreciation expense related to the development of the Golden Dream mine for the years ended December 31, 2012 and 2011 was $78,678, and $60,100 respectively.

Total operating expense for the year ended December 31, 2012 was $10,283,609 as compared to $3,221,640 for the year ended December 31, 2011.

Other Income and Expense

Interest expense for the year ended December 31, 2012 was $9,719,668 as compared to $8,083,445 for the year ended December 31, 2011.

Interest income for the year ended December 31, 2012 was $59,312 as compared to $47,705 for the year ended December 31, 2011. Interest income is earned from restricted cash held directly by a surety in the form of certificates of deposit related to reclamation obligations. Interest income earned throughout the year is remitted to the Company in the fourth quarter of each calendar year.

Loss on ore purchase derivative for the year ended December 31, 2012 was $1,510,661 as compared to $13,025,932 for the year ended December 31, 2011. The loss relates to MPRPA as the Company recognized the difference in the fair value of gold at the agreement date and the contract price of gold in the agreement. The change in fair value of the embedded derivative for the year ended December 31, 2012 was a gain of $3,628,202 as compared to a loss of $5,793,013 for the year ended December 31, 2011. The change relates to the change in the fair value of the commodity future prices and the projected production of gold of the MPRPA from the date of closing to December 31, 2012 and 2011, respectively, to reflect the change in fair value of the derivative instrument.

Going Concern

This annual report contains explanatory language that substantial doubt exists about the Company’s ability to continue as a going concern. This means that there is substantial doubt that the Company can continue as an on-going business for the next twelve month unless we obtain additional capital to pay for development and operations. We believe that either the consummation of a private placement or completed forward sale of gold under the expanded MPRPA will provide this additional capital, although there can be no assurance that either of these financing possibilities will occur. The capital will put the Company into a position that the Golden Dream Deposit will begin extracting and selling mineral and providing sufficient cash flow for operations of the Golden Dream Mine, care and maintenance of the Montana Tunnels Mine and other general and administrative expenses; however, since we have not generated revenues since the Montana Tunnels Mine shuttered mining in 2008, there is no assurance we will ever reach that point.

Plan of Operations and Capital Requirements

The planned objective for the remainder of 2013 – subject to financing – is to recommence development of the Golden Dream Mine (deferred in autumn, 2012) and commence preparations for development of the “M” Pit expansion at the Montana Tunnels Mine. The 2013 budget calls for approximately $40 million in new capital which we expect to raise through a $15 million expansion of the current MPRPA in combination with one or more of the potential investment options being presented to us by the investment bank we engaged in February 2013.

Elkhorn Property - Golden Dream Mine

Recommencement of development of the Golden Dream Mine will entail completing an additional 1,200 feet of underground development, secondary egress/ventilation development, minor surface infrastructure additions prior to commencement of production. Concurrent with Golden Dream mine development, the Diamond Hill Mill at Montana Tunnels will be recommissioned to allow for processing sulfide ore shipments from the Golden Dream Mine.

Montana Tunnels Mine

Montana Tunnels is planning to complete equipment maintenance and preparations to commence the “M” Pit Expansion with an intended start date of third quarter 2013. This will include updating the Reclamation Bond for “M” Pit, commencement of development of the “M” Pit expansion and upgrades to equipment).

Financing Requirements - $40 million

Golden Dream mine development ($8.5 million)

(Access Ramp Development, Operations, Diamond Hill Mill preparations and Contingency)

MTMI ($30 million)

(Reclamation Bonding, Operations, Equipment Refurbishment and Contingency)

Additional Funds required beyond the end of 2013

Golden Dream Mine ($3 Million)

(Primary Ramp Development and Operations)

MTMI ($70 Million)

(“M” Pit Expansion through to production and Operations)

These projections are based on certain assumptions including, but not limited to, our success in raising the required capital in our planned private placements. There can be no assurance that we will be successful in our capital raising efforts. Failure to reach our capital targets could adversely affect our ability to achieve our three-year target projections.

Liquidity and Capital Resources

Overview

We have funded our operations and mine development primarily through issuances of debt and equity securities. However, to reach full production of the Golden Dream Mine and begin the “M” pit production at Montana Tunnels Mine, we plan to raise $125 million in additional capital in 2013, $40 million which will be deployed during the third and fourth quarters of 2013 with the remaining amount deployed during 2014 and during the first quarter of 2015. We believe that raising the additional capital will allow the Golden Dream Mine to reach a productive status during the first half of 2014 and for MTMI to be at or near commercial production sometime during the first quarter of 2015.

We expect to invest $8.5 million of capital to enable the recommencement of development of the Golden Dream Mine focusing on development of the primary access ramp into the main ore body during the latter months of 2013. Concurrent with the Golden Dream development we intend to invest $30 million in capital to be deployed to commence the “M” Pit expansion at the Montana Tunnels Mine

During 2014, development of the “M” Pit expansion is expected to require an additional $56 million in capital investment over the full year. An additional $14 million of capital investment will be required prior to the “M” Pit reaching a productive status sometime during the first quarter of 2015. The Golden Dream Mine will require an additional $3 million and should achieve a productive status sometime during the first half of 2014.

These projections are based on certain assumptions including, but not limited to, our success in raising the required capital in our planned private placements. There can be no assurance that we will be successful in our capital raising efforts. Failure to reach our capital targets could adversely affect our ability to achieve our target projections.

Cash

To date, the Company has funded its exploration, development and operations primarily through issuances of debt and equity securities. At December 31 31, 2012, the Company had cash of $113,505, compared to cash of $358,125 at December 31, 2011. The decrease in cash since December 31, 2011 included operating cash outflows of $1,167,164, investing cash outflows of $1,203,110 financing cash inflows of $2,125,654.

Liabilities

At December 31, 2012, the Company had liabilities of $116,884,986 compared to liabilities of $103,259,388 at December 31, 2011. Total current liabilities were $75,338,387 at December 31, 2012 as compared to $61,607,537 at December 31, 2011. Liabilities increased $13,625,598 during 2012 due to increased payables and accrued liabilities of $3,450,038, the issuance of convertible bridge loans of $1,900,000, the issuance of promissory notes of $1,077,260, and the addition of a derivative liability on warrants associated with the bridge loans of $204,874. These increases were slightly offset by payments on debt of $851,523 and payments on capital lease obligations of $280,083. The Company recognized additional MPRPA liabilities totaling $760,000 which was offset by a decrease of $2,117,541 in the embedded derivatives based on the contract terms, projected future gold prices and discount rate commensurate with estimates of contemporary credit risk using a discounted cash flow model. The increase in liabilities from December 31, 2011 to December 31, 2012 is also attributable to an increase in push down debt, interest and the redeemable obligation of the parent and its affiliate of $7,635,439 and an increase in reclamation liability of $1,847,134.

During April, 2011 the Company entered into a Minerals Product Receivables Purchase Agreement (the “MPRPA), with an affiliate of the Parent to sell 80% of the first 41,700 ounces of gold produced from the Golden Dream Mine for an up-front payment of $10,000,000 of consideration as a refundable customer deposit. The Company received an additional $760,000 of up-front payments, from unrelated parties, in 2012.

During 2012 the MPRPA was amended and requires the Company to pay all proceeds from 50% of the sales of gold in excess of the lesser of $500 per ounce or the latest COMEX spot gold price, if any, to the customers. Additionally, the customers may purchase 6.9% of the ounces produced by the mine after the mine has produced in excess of 250,000 aggregate ounces for a purchase price of the lesser of $600 per ounce or the latest COMEX spot gold price. The term of the MPRPA is through the closure of the Golden Dream Mine. Currently the Company estimates reserves at approximately 258,000 ounces of gold. During 2011 the Company entered into a security agreement with its Parent to secure the payment of the Company’s obligations under the Agreement pursuant to which the Company granted the Parent a continuing security interest in all of the assets and property of the Company.

The related party ore purchase liability is comprised of a $10,760,000 refundable customer deposit as up-front consideration, a recognized loss of $1,510,661 reflecting the difference between the fair value of the commodity future prices of the gold at the agreement date and the contract price of gold. The cumulative change in fair value of the embedded derivative of $3,628,202 is a reflection of the change in the fair value of the derivative instrument contract from the date of closing to December 31, 2012.

During February and March, 2013, the Company received an aggregate of up-front payments of $920,000, from related parties, and issued $1,000,000 from the MPRPA to the secured creditor in exchange for a standstill agreement.

The Company’s assets serve as collateral for multiple loans and a redemption obligation of EGLLC and MFPI. Although the Company is not a maker or guarantor on the secured loans or redemption obligation, these loans and obligation have been “pushed down” to the Company as reflected in its audited financial statements. The redemption obligation was extended by MFPI to compensate and induce certain of its lenders who are also the Secured Lenders of EGLLC, obligating MFPI to purchase, at the Secured Lenders’ option, the $5,950,000 equity investment made in an investment fund that is an owner of EGLLC and is managed by Black Diamond. The Company’s mining properties and equipment have been pledged as collateral to the Secured Lenders under two filed and recorded mortgages. The loans of the EGLLC and MFPI are accruing interest between 15% and 18% per year. At December 31, 2012 and 2011, the outstanding principal and interest was $53,978,731 and $46,343,292, respectively.

The Company also owes $919,779 in Series A 8% bonds. The bonds matured during July 2012. Interest originally accrued at 8%, due to the default, interest now accrues at 12%.

Reclamation Liability

Elkhorn’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. Elkhorn conducts its operations to protect public health and the environment and believes its operations are in compliance with applicable laws and regulations in all material respects. Elkhorn has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. Estimated future costs are discounted to their present value using a 12% discount rate. Reclamation obligations are secured by cash held directly by a surety or certificates of deposit. The reclamation liability at December 31, 2012 was $24,640,321.

On May 24, 2010, the EPA issued an “Action Memorandum” which documented the determination that soil removal was necessary to mitigate threats posed by elevated levels of lead and arsenic in the soil located on property in close proximity to MTMI (the "Company").  The work of clean-up conducted by the EPA of the Site commenced in June 2010 and was completed by August of the same year.  On August 26, 2010, the Company and the EPA entered into an “Access and Compensation Agreement” which detailed the responsibilities of both the EPA and the Company with respect to the clean-up and disposal of contaminated soils from the Site.  On October 26, 2011 the EPA proposed a settlement of $380,000.  On November 04, 2011, the Company agreed to the EPA proposed amount of $380,000 but added a stipulation that the amount be payable over time depending upon the status of the Company’s operations.  Subsequent to December 31, 2012, a settlement agreement was reached. The $380,000 settlement will be paid in 35 monthly installments of $2,500 and a final balloon payment of $292,500.

Series A Preferred Stock

As of the closing of the Merger and pursuant to the Merger Agreement, we issued 10,000,000 shares of our designated Series A Preferred Stock to EGLLC (as more fully described in the certificate of designations). EGLLC is entitled to receive, out of funds legally available, cumulative non-compounding preferential dividends at the rate of 12% of the stated value of $6.00 per share per annum (the “Preferential Dividend”). In the event of any defined liquidation event, no distribution can be made to holders of shares of our capital stock ranking junior to the Series A Preferred Stock, including the Common Stock, unless, prior thereto, EGLLC shall have received an amount per share equal to $6.00 (the “Liquidation Amount”) per share, plus the amount of any accrued and unpaid Preferential Dividend owed to EGLLC. EGLLC has the option, exercisable in whole or in part at any time and from time to time prior to the third anniversary of the issuance of the Series A Preferred Stock, to require us to purchase for cash, out of legally available funds, any or all of the then-outstanding shares of Series A Preferred Stock at a price equal to $6.00 per share. We have the option, exercisable in whole or in part at any time and from time to time prior to the third anniversary of the issuance of the Series A Preferred Stock, to redeem any or all of the then-outstanding shares of Series A Preferred Stock at a price equal to $7.00 per share.

Provided that neither EGLLC nor the Company has exercised its redemption options in full by the third anniversary of the issuance of the Series A Preferred Stock, each share of then-outstanding Series A Preferred Stock shall automatically and immediately convert into one fully paid and non-assessable share of Common Stock of the Company.

Pursuant to the loan reinstatement and modification agreement between EGLLC and the Secured Lenders, EGLLC has informed us that it may exercise its redemption rights in accordance to the following schedule:

Date	Series A Convertible Preferred Stock
9/30/2012	500,000
12/31/2012	583,333
3/31/2013	666,667
6/30/2013	750,000
9/30/2013	833,333
12/31/2013	916,667
3/31/2014	1,000,000
6/30/2014	1,000,000
9/30/2014	1,000,000
12/31/2014	1,000,000
2/28/2015	1,000,000

We believe our cash on hand, anticipated operating cash flow from the Golden Dream Mine, proceeds from the potential sale of mineral interests pursuant to the MPRPA and the proceeds from the EGI bridge financing and proposed private placements will be sufficient to meet EGLLC’s redemption exercises over the next year.

Discussion of changes in cash flows for the twelve months ended December 31, 2012 as compared to the twelve months ended December 31, 2011.

Cash used in operating activities was $1,167,164 for the twelve months ended December 31, 2012 as compared to cash provided by operating activities of $9,473,607 for the twelve months ended December 31, 2011. The cash used in operating activities for the twelve months ended December 31, 2012 was attributable to net loss of $17,816,060, non-cash charges of $12,431,800 and net increases in operating assets and liabilities of $4,217,096. The cash provided by operating activities for the twelve months ended December 31, 2011 was attributable to net loss of $29,564,259, non-cash charges of $28,364,691 and net increases in operating assets and liabilities of $10,673,175. The impact of changes in operating assets and liabilities may change in future periods, depending on the timing of each period end in relation to items such as internal payroll and billing cycles, payments from customers, payments to vendors, and interest payments. Non-cash activity consisted primarily of debt discount amortization, accretion expense, losses on and changes in fair value of the ore purchase derivative, stock based compensation, and interest on the push-down debt of EGLLC.

Cash used in investing activities was $1,203,110 for the twelve months ended December 31, 2012 as compared to cash used in investing activities of $5,181,276 for the twelve months ended December 31, 2011. Cash used in investing activities for the twelve months ended December 31, 2012 and 2011 was used to develop the Golden Dream Mine, purchase mining equipment and fund additional bonding requirements related to the Golden Dream Mine.

Cash provided by financing activities was $2,125,654 for the twelve months ended December 31, 2012 as compared to cash used in financing activities of $3,995,557 for the twelve months ended December 31, 2011. Cash provided by financing activities for the twelve months ended December 31, 2012 consisted of proceeds of $2,605,737 from the issuance of debt and proceeds of $380,000 from the issuance of common stock. These proceeds were offset by payments on debt of $480,000, payments on capital lease obligations of $280,083, and distributions to stockholders of $100,000. Cash used in financing activities for the twelve months ended December 31, 2011 consisted primarily of the payment of distributions to stock holders of $4,377,779 and payments on capital lease obligations totaling $42,057. These payments were offset by proceeds of $164,279 from the issuance of debt and proceeds of $260,000 from stockholder contributions.

Recent Developments

During February 2012, EGI entered into three convertible bridge loans with related parties totaling $1,800,000 due in August 2012. In April 2012, EGI entered into an additional convertible bridge loan with an unrelated party for an additional $100,000 due in August 2012. The loans are unsecured and call for 12% annual interest on the outstanding unpaid principal. The loans are convertible into common stock at an exercise price of $1.00 per share. Each $1.00 of the Principal Loan Balance is convertible into one share of common stock and a five year warrant to purchase ½ share of common stock at $1.50 per share.   Two warrants will allow the holder the rights to acquire one additional share of common stock for $1.50. In addition, the holders will be issued warrants exercisable at $0.01 per share, exercisable at the time of closing a PPO or the next round of funding. If the share value of the PPO is less than $1.25, an appropriate number of warrants may be exercised by the holders giving the holders additional shares at the cost of $0.01 per share to effect conversion at a 25% discount from the share price of the PPO or the next round of funding. The bridge loans were convertible upon the completion of a PPO within 90 days of the closing of the Merger. We did not complete the PPO within the 90 days, causing the conversion feature to expire during July 2012. Because of the non-payment under the terms of the $1.8 million in related party bridge loans, these bridge loans are considered in default and are accruing interest at the default interest rate of 14.00% per year. Subsequent to December 31, 2012, the unrelated party $100,000 loan was repaid in full.

In May and June 2012, we raised $380,000 in a unit private placement.

During 2012, the Company entered into a series of promissory notes with related parties raising a total of $577,260. These notes accrue interest at a rate of 6% and originally had maturity dates of September 30, 2012 or October 18, 2012. The maturity dates of the notes have been extended to May 2013. During the fourth quarter of, 2012, promissory notes totaling $371,523 were repaid.

In December 2012, the Company entered into a promissory note with an un-related party for a total of $500,000. The note matures on March 31, 2013 and accrues interest at a rate of 6%. Subsequent to December 31, 2012, this note was extended to May 31, 2013.

All of the funds raised by the Company through these private placements and notes are being used for working capital purposes.

Subsequent Events

During February and March, 2013, we received an aggregate of up-front payments of $920,000 from BDH in connection certain commitments under the MPRPA and we issued $1,000,000 in gold commitments under the MPRPA to the Secured Lenders in exchange for a standstill agreement.

Capital Needs - Availability of Additional Funds

We are engaged in two capital raises to raise approximately $15 Million and approximately $100 Million for our two ongoing mining projects. The successful completion of the sale of an additional $15 Million in gold output under the MPRPA will be critical to reaching full operations at the Golden Dream Mine and completing the necessary maintenance and restart protocols at the smaller of the Company’s two mill circuits.  In addition, some of these proceeds may be used to complete safety and maintenance checks and engine rebuilds, if necessary, of the haul trucks, loaders and shovels, in anticipation of the Montana Tunnels Mine restart. Once the Golden Dream Mine reaches full production, we believe the expected cash flow from that operation will significantly diminish our need to rely on further issuance of debt and equity securities.

If these assumptions prove correct, our second, planned private placement to raise up to $100 million will become less critical, because proceeds from the Golden Dream Mine would be used to develop the Montana Tunnels Mine. However, proceeds from a second private placement would enable us to advance the development of the Montana Tunnels Mine on a pace more accelerated than we could achieve from waiting for the cash flow to be generated from the Golden Dream Mine.

In any case, there can be no assurances that we will be successful in our capital raising efforts or in further expanding the MPRPA. Failure to raise the required capital could adversely affect our ability to achieve our target projections.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements and supplementary financial data are included beginning immediately following the signature page to this report. See ITEM 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified any material weaknesses in our internal control over financial reporting as of the Evaluation Date, it has identified the following material weakness in our internal control over financial reporting as of that date:

•	We do not have adequate oversight and controls related to the documentation and review of the selection and application of generally accepted accounting principles, or GAAP, to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto equity arrangements.

•	We did not have effective entity level controls with respect to our overall control environment and monitoring efforts as defined in the COSO framework. The pervasive nature of the material weaknesses in our internal control over financial reporting in itself constitutes a material weakness. We failed to implement processes to ensure periodic monitoring of our entity level internal control activities. As a result, management concluded that there are deficiencies in the design and execution of our entity-level controls that constitute a material weakness in our internal control over financial reporting and errors in our financial statements that have not been prevented by our entity level controls could occur.

•	A material weakness has been identified that the Company did not maintain proper segregation of duties for the preparation of its financial statements. The Company has only one officer overseeing all transactions. This resulted in several deficiencies including the lack of control over preparation of financial statements, and proper application of accounting policies.

•	We do not have an audit committee: While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

•	We do not have a majority of independent directors on our board of directors, which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Management's Remediation Initiatives

The material weaknesses identified above will not be remedied until we secure adequate financing.

Changes in Internal Control over Financial Reporting

As disclosed in this document the Company does not have the adequate capital to fund its operations in 2012. Due to the lack of capital the Company was unable to make the necessary improvements and change to its internal control structure. If and when the Company is successful in obtaining adequate capital it will implement the appropriate changes to its internal control structure.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names and certain information regarding the Company’s executive officers and directors who were appointed effective upon the closing of the Merger:

Name	Age	Position(s)	Date Named to Board of Directors

Patrick Imeson	64	Chief Executive Officer and Director	April 6, 2012

Robert Trenaman	52	Chief Operating Officer, President and Director	April 6, 2012

Eric Altman	42	Chief Financial Officer, Vice President-Finance and Treasurer

Timothy G. Smith	56	Vice President – Operations and General Manager – Montana Tunnels Mine

Michael Feinberg	68	Director	April 6, 2012

Kenneth Hamlet	68	Director	April 6, 2012

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Pursuant to the terms of the Merger Agreement, the parties agreed that the Company’s Board of Directors, as of the closing of the Merger, would consist of five members. Our Board of directors is now comprised of four members, all of whom have been designated by EGLLC. One member of the Board of Directors remains to be appointed. That person shall be designated by the stockholders of ESRI prior the Merger, pursuant to the terms of the Merger Agreement. Executive officers are appointed by the Board of Directors and serve at its pleasure.

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Patrick Imeson has served as our Chief Executive Officer and Chairman of our Board of Directors since April 6, 2012. Mr. Imeson began assembling the Elkhorn properties and management team in 2000. Mr. Imeson draws upon a diverse career in finance and company operations. As a senior vice president of a midsized asset management firm, he led initiatives in sales and marketing of alternative investments as well as building international relationships. He has also held senior executive and entrepreneurial responsibilities in sectors including engineering, regional airlines, insurance, food & beverage, and mining. Imeson was educated at New Mexico Military Institute and attended two years at the U.S. Naval Academy at Annapolis, MD prior to leaving to pursue a career in business and finance. Because of history building Elkhorn and his other qualifications listed above, we have concluded that Mr. Imeson should serve as one of our directors at this time.

Robert Trenaman has served as our President, Chief Operating Officer and a director since April 6, 2012. Mr. Trenaman brings over 25 years of experience within the mining industry. Mr. Trenaman has spent over 12 years in Montana initially acquiring the Elkhorn Project nearby the Montana Tunnels Mine for Treminco Resources Ltd from Newmont in 1998. Mr. Trenaman was part of the team that successfully completed the U.S. $14.25 million investment in MTMI in 2006 on behalf of EGLLC. As a result, MTMI restarted commercial production in March 2007 with EGLLC being a 50% Joint Venture partner. In February 2010, EGLLC acquired a full interest in the Montana Tunnels Mine through the 100% acquisition of the MTMI. Because of his lengthly experience in the mining industry combined with his previous history with us, we have concluded that Mr. Trenaman should serve as one of our directors at this time.

From 1986 through to 2000, Mr. Trenaman was involved in building Treminco Resources, Ltd. Under his leadership, Treminco evolved from an exploration company listed on the Vancouver Stock Exchange, to a two-operation, 120-employee, underground-focused mining company listed on the Toronto Stock Exchange. He has successfully managed corporate, financial and operational affairs, negotiated smelter contracts, union contracts, term lending facilities and public company financings. Mr. Trenaman is a graduate of the University of British Columbia.

Eric Altman has served as our Chief Financial Officer, Vice President – Finance and Treasurer since April 6, 2012. Mr. Altman brings experience in financing companies that are the developmental stage along with public, tax and industry accounting/finance experience. In his career as the CFO and Portfolio Manager of a private equity firm and as a senior accountant with Coopers & Lybrand, Fidelity Investments, and several smaller firms, he has worked with companies in sectors such as software, biotechnology, energy consulting, construction, real estate and lodging, mutual funds, and venture capital. Altman holds a BS in industrial economics from Union College and a joint MS/MBA degree from the Graduate School of Professional Accounting at Northeastern University.

Timothy G. Smith has served as our Vice President – Operations and General Manager – Montana Tunnels Mine since April 2011.  Previously, Mr. Smith served as Chief Operating Officer for Fire River Gold Corporation, was Vice President – U.S. and Canadian Operations of Apollo Gold, and was Vice President and General Manager of Montana Tunnels Mining, Inc. Mr. Smith has over 35 years of mine operations experience in gold, copper, coal and lead and zinc mining. Mr. Smith holds a Bachelor of Engineering –Metallurgical, from McGill University and is a Professional Engineer registered in British Columbia.

Michael Feinberg has served as a director since April 6, 2012. Mr. Feinberg, draws on a 40 year experience as a property developer and owner and investor in growth companies. He has owned and/or developed residential and office buildings in the greater metropolitan New York and South Florida areas. Additionally, Mr. Feinberg currently serves as a director of Rackwise Inc. (a public company) and Transnetyx Inc. (a privately held company) and is the owner and designed the course at The Club at Emerald Hills in Hollywood, Florida, was one of the earlier financiers of Ultimate Software, a leading provider of end-to-end strategic human resources, payroll, and talent management solutions; invested in the 2006 recapitalization of the Indian Wells Tennis Tournament and is an investor in the funds managed by Black Diamond Financial Group. Because of this experience, particularly relating to public company oversight and finance, we have concluded that Mr. Feinberg should serve as one of our directors at this time.

Kenneth Hamlet has served as a director since April 6, 2012. Mr. Hamlet has a wide spectrum of executive experience, notably his tenure as president and CEO of Holiday Inns Inc. Hotel Group. After the sale of Holiday Inns, Inc., Mr. Hamlet founded, in 1990, and became chairman and CEO of Hamlet Holdings LLC, which held interests in a diverse set of industries including: real estate development, manufacturing, services, retail, investment banking, agriculture and computer-based entertainment in hotel rooms. Mr. Hamlet has also served in a variety of leadership roles of not-for-profit organizations including the co-chairman of the U.S. Olympic Committee for the Mid-South Region, president of the Boy’s Club of Memphis, vice chairman of the United Way’s mid-South fundraising campaign, club master for the Boy Scouts of America, board member of the UCSD Graduate School of International Relations and Pacific Studies. He has been an active board member of the Conrad Foundation since July 2009, a Senior Advisor at Crestview Partners since July 2010, an advisory board member of BDH since October 2011 and is also currently the co-managing member of Monalex Partners, LLC. Because of this broad experience, we have concluded that Mr. Hamlet should serve as one of our directors at this time.

Key Employees

Chris Frank, Chief Engineer – Golden Dream Mine and Montana Tunnels Mine. After studying mining engineering at the Montana College of Mineral Sciences and Technology Mr. Frank commenced his career with Diamond Hill Mines, Inc. as an engineering tech at the Diamond Hill mine near Townsend, MT.  The Diamond Hill mine was a 500 ton-per-day underground gold mine producing from a skarn deposit utilizing long-hole open stopping.  After Diamond Hill closed Mr. Frank became the Senior Mine Engineer at the Montana Tunnels mine:  a 15,000 ton per day open pit gold, zinc, silver and lead operation where he was responsible for grade control, short to medium term planning, mine budgeting, drill and blast design, and cost tracking.  After operations were suspended at Montana Tunnels, Frank became the Senior Mine Engineer at the Black Fox mine near Matheson, Ont.  The Black Fox mine is a 2,000 metric tonne per day underground and open-pit gold operation.  Frank was responsible for short to medium term planning, drill and blast design, locating and collapsing underground workings within the pit, ore grade control, updating the block model with definition drilling, and assisting in the design and building of infrastructure at the mine site to support open pit and underground operations.

We intend to hire independent geologists, engineers, landmen and various subcontractors on an as-needed basis.  We have not entered into any negotiations or contracts with any such persons.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of the above individuals has:

·	been subject to a petition under the federal bankruptcy laws or any state insolvency law, filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

·	been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

·	been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

·	acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

·	engaging in any type of business practice; or

·	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

·	been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to act as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

·	been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

·	been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Board of Directors and Corporate Governance

Our Board of Directors consists of four members. On the Closing of the Merger, a new Board of Directors was appointed. The new Board consists of Patrick Imeson, Robert Trenaman, Michael Feinberg and Kenneth Hamlet.

Director Independence

We are not currently listed on any national securities exchange or quoted on an inter-dealer quotation system that has a requirement that certain of the members of the Board of Directors be independent. However, the Board of Directors has made a determination as to which of its members are independent. In evaluating the independence of its members and the composition of the committees of the Board of Directors, the Board utilizes the definition of “independence” developed by The Nasdaq Stock Market and in SEC rules, including the rules relating to the independence standards in audit committee members and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

The Board of Directors expects to continue to evaluate whether and to what extent the members of the Board of Directors and its committees are independent. The Company intends to appoint persons to the Board of Directors and committees who will meet the corporate governance requirements imposed by a national securities exchange. Therefore, the Company expects that a majority of its directors will be independent directors of which at least one director will qualify as an “audit committee financial expert,” within the meaning of SEC rules.

Additionally, the Board of Directors is expected to appoint an audit committee, governance committee and compensation committee and to adopt charters relative to each such committee.

We believe that Mr. Hamlet is currently an “independent” director as that term is defined in the listing standards of The Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards for audit committee members and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Board Committees

The Company currently has not established any committees of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.  The entire Board of Directors performs all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee Financial Expert

We have no separate audit committee at this time.  The entire Board of Directors shall oversee our audits and auditing procedures.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a written Code of Ethics. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make written request to our Chief Executive Officer, c/o Eastern Resources, Inc., 1610 Wynkoop Street, Suite 400, Denver, CO 80202.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the fiscal year ended December 31, 2012, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock, satisfied their Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended December 31, 2012 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2012; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2012; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2012 that received annual compensation during the fiscal year ended December 31, 2012 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
Patrick Imeson, Chief	2012	45,000	-	-	-	-	-	-	45,000
Executive Officer and	2011	-	-	-	-	-	-	-	-
Chairman

Eric Altman, Chief Financial	2012	45,000	-	-	-	-	-	-	45,000
Officer	2011	-	-	-	-	-	-	-	-

Robert Trenaman, President	2012	168,750	-	-	-	-	-	-	168,750
and Chief Operating Officer	2011	132,500	-	-	-	-	-	-	132,500

Outstanding Equity Awards at Fiscal Year-End

We have one compensation plan approved by our stockholders, the 2012 Plan.  As of December 31, 2012, we have granted option awards outstanding under the 2012 Plan to certain of our officers, directors, employees, and advisors for a total of 12,660,000 shares of our Common Stock.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Except as indicated below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Employment Agreements

Robert Trenaman’s salary for 2012 and 2011 was paid by EGLLC pursuant to an offer of employment letter dated July 1, 2011 according to which EGLLC agreed to pay Mr. Trenaman an annual base salary of $180,000. This letter was modified as of that same date by a side agreement between EGLLC and Mr. Trenaman, which reduced Mr. Trenaman’s monthly salary, beginning July 1, 2011, to $12,500, until the Golden Dream Mine enters commercial production.

We have entered into employment agreements with certain of our executive officers effective April 6, 2012, upon the closing of the Merger.

On April 6, 2012, we entered into executive employment agreements with (i) Patrick Imeson, our Chief Executive Officer and Chairman, (ii) Robert Trenaman, our President and Chief Operating Officer, (iii) Eric Altman, our Chief Financial Officer and Treasurer, and (iv) Tim Smith, our Vice President – Operations and General Manager of MTMI. The term of each of these employment agreements is three (3) years. Mr. Imeson’s agreement provides for annual compensation of $60,000 and an option grant of 2,000,000 shares of our Common Stock under our 2012 Plan; Mr. Altman’s agreement also provide for annual compensation of $60,000 and an option grant of 1,000,000 shares of our Common Stock under the 2012 Plan; Mr. Trenaman’s agreement provides for compensation that includes an annual base salary of $225,000 and an option grant under the 2012 Plan of 6,000,000 shares; and Mr. Smith’s agreement provides for compensation that includes an annual base salary of $100,000 and an option grant under the 2012 Plan of 1,000,000 shares.

Base salaries will be subject to annual review by our Board of Directors and increase (but not decrease) as the Board of Directors determines. Our Board of Directors shall determine in its sole discretion, following the closing of the Merger, what bonuses, if any, our executive officers shall be entitled to, based on milestones to be agreed upon by the Board of Directors and each of the executives. Each of our executive officers shall be eligible to participate in any other bonus or incentive program established by us for executives of the Company and shall be entitled to other benefits as may be adopted by us from time to time for the benefit of our executives, as determined by our Board of Directors.

Management Services Agreement

Effective April 6, 2012 upon the closing of the Merger, Black Diamond, owned and managed by Messrs. Imeson and Altman, entered into a management services agreement with us pursuant to which Black Diamond has agreed to provide certain management, financial and accounting services to us and to make available Messrs. Imeson and Altman to serve as our Chief Executive Officer and Chief Financial Officer, respectively. The agreement has an initial term of three years and may be extended thereafter for successive one-year terms. The agreement may be terminated (i) by either party upon thirty (30) days’ notice prior to the end of the then-current term or earlier if one of the parties commits a material breach of the agreement and (ii) by us for any reason provided that we pay Black Diamond all fees due through the end of the then-current term. Under this agreement, we have agreed to pay Black Diamond $15,000 per month plus further compensation at a rate of $200 per hour for each additional hour that Black Diamond renders services to us under the agreement in excess of 125 hours. We have also granted to certain employees of Black Diamond options to purchase up to 100,000 shares of our Common Stock under the 2012 Plan. The agreement also provides for the provision of office space for our executive offices at 1610 Wynkoop Street, Suite 400, Denver, Colorado 80202, our deemed principal place of business. This agreement replaces and supersedes a similar agreement dated November 1, 2010 between Black Diamond and EGLLC.

Director Compensation

Prior to the Merger, ESRI did not pay its directors any cash compensation for services on its Board of Directors.

Our directors are entitled to receive compensation as follows: Each non-employee director will receive an initial grant under our 2012 Plan of options to purchase 50,000 shares of our Common Stock. Each non-employee director will also receive an annual retainer of $25,000. The Chairman of the Board of Directors, if a non-employee, will receive an additional annual retainer of $15,000. The audit committee chairman will receive an annual fee of $10,000 and other committee chairpersons will receive $5,000 annually, once these committees are established. Non-employee members of the Board of Directors will receive a fee of $750 for each Board meeting that they attend in person and $500 for a meeting attended telephonically. Each director will receive a travel fee of $500 per day, not including the day of the Board meeting, and related travel and out-of-pocket expenses will be reimbursed.

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended December 31, 2012 to all non-employee directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non- equity incentive plan compensa- tion ($)	Nonqualified deferred compensation earnings ($)	All other compen- sation ($)	Total ($)

Michael Feinberg	18,750	-	-	-	-	-	18,750

Kenneth Hamlet	18,750	-	-	-	-	-	18,750

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding the beneficial ownership of our common stock and preferred stock as of April 15, 2013, by (i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of Common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement.

Unless otherwise indicated in the following tables, the address for each person named in the tables is c/o Eastern Resources, Inc., 1610 Wynkoop Street, Suite 400, Denver, CO 80202.

Title of Class: Common Stock

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Percentage of Class[2]
Patrick Imeson	7,020,667	(3)(4)	3.52%
Eric Altman	621,333	(3)(5)	*
Robert Trenaman	2,000,000	(6)	1.00%
Tim Smith	333,333	(7)	*
Michael Feinberg	90,915,333	(8)	45.78%
Kenneth Hamlet	33,333	(9)	*
All directors and officers as a group (6 persons)	100,924,000		50.80%
Elkhorn Goldfields, LLC	180,000,000	(3)	90.66%
Jane B. Vilas 10661 N Gulf Link Road Turlock, CA 95380	19,422,000	(10)	9.80%

* Less than 1%

Title of Class: Series A Preferred Stock

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Percentage of Class[11]
Patrick Imeson	353,000	(3)(4)	3.53%
Eric Altman	16,000	(3)(5)	*
Robert Trenaman	-		-
Tim Smith	-		-
Michael Feinberg	5,049,000	(8)	50.49%
Kenneth Hamlet	-		-
All directors and officers as a group (6 persons)	5,418,000		54.18%
Elkhorn Goldfields, LLC	10,000,000	(3)	100.00%
Jane B. Vilas	1,079,000	(10)(11)	10.79%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes having or sharing voting or investment power with respect to securities. Shares of Common or Series A Preferred Stock, as the case may be, subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 15, 2013, are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentages are based upon 198,550,000 shares of common stock outstanding as of April 15, 2013.

(3)	Patrick Imeson and Eric Altman are the managers of Black Diamond. Black Diamond is the manager of BDH. BDH is the owner of ninety-nine percent (99%) of the membership interests of EGLLC. As such, Patrick Imeson and Eric Altman have sole voting and investment power with respect to the Common Stock and Series A Preferred Stock owned by EGLLC and may be deemed to beneficially own all of that stock owned by EGLLC. Messrs. Imeson and Altman disclaim beneficial ownership of this stock.

(4)	Patrick Imeson owns indirectly, through certain investment funds that comprise BDH, 3.53% of the membership interests of EGLLC. As such, Mr. Imeson is deemed to beneficially own 3.20% of the Common Stock of ESRI (6,354,000 Shares) and 3.53% of Series A Preferred Stock of ESRI (353,000 shares) owned by EGLLC. Includes 666,667 shares issuable upon the exercise of options awarded to Mr. Imeson on April 6, 2012 that vest within 60 days; does not include 1,333,333 shares issuable upon the exercise of options awarded to Mr. Imeson on April 6, 2012 that will not vest within 60 days.

(5)	Eric Altman owns indirectly, through certain investment funds that comprise BDH, 0.16% of the membership interests of EGLLC. As such, Mr. Altman is deemed to beneficially own 0.15% of the Common Stock of ESRI (288,000 Shares) and 0.16% of Series A Preferred Stock of ESRI (16,000 shares) owned by EGLLC. Includes 333,333 shares issuable upon the exercise of options awarded to Mr. Altman on April 6, 2012 that vest within 60 days; does not include 666,667 shares issuable upon the exercise of options awarded to Mr. Altman on April 6, 2012 that will not vest within 60 days.

(6)	Includes 2,000,000 shares issuable upon the exercise of options awarded to Mr. Trenaman on April 6, 2012 that vest within 60 days; does not include 4,000,000 shares issuable upon the exercise of options awarded to Mr. Trenaman on April 6, 2012 that will not vest within 60 days.

(7)	Includes 333,333 shares issuable upon the exercise of options awarded to Mr. Smith on April 6, 2012 that vest within 60 days; does not include 666,667 shares issuable upon the exercise of options awarded to Mr. Smith on April 6, 2012 that will not vest within 60 days.

(8)	Michael Feinberg owns directly 0.49% and indirectly, through certain investment funds that comprise BDH, 50% of the membership interests of EGLLC, for a total of 50.49%. As such, Mr. Feinberg is deemed to beneficially own 45.77% of the Common Stock of ESRI (90,882,000 Shares) and 50.49% of Series A Preferred Stock of ESRI (5,049,000 shares) owned by EGLLC. Includes 33,333 shares issuable upon the exercise of options awarded to Mr. Feinberg on April 6, 2012 that vest within 60 days; does not include 66,667 shares issuable upon the exercise of options awarded to Mr. Feinberg on April 6, 2012 that will not vest within 60 days.

(9)	Includes 33,333 shares issuable upon the exercise of options awarded to Mr. Hamlet on April 6, 2012 that vest within 60 days; does not include 66,667 shares issuable upon the exercise of options awarded to Mr. Hamlet on April 6, 2012 that will not vest within 60 days.

(10)	Jane B. Vilas, as a Secured Lender in EGLLC and its affiliate, MFPI, has conversion and exchange rights to own approximately 10.79% of the membership interests of EGLLC, and, thus approximately 9.80% of the Common Stock and 10.79% of the Series A Preferred Stock of the Company, through trusts and partnerships that she controls or may beneficially own, upon the conversion of certain convertible debt of EGLLC and the exercise of certain exchange rights in for the convertible debt of EGLLC that MFPI holds, within 60 days of the date of this Report.

If these conversion and exchange rights are exercised, the beneficial ownership of our stock in the hands of Messrs. Imeson, Altman and Feinberg would be as follows:

Patrick Imeson would own indirectly, through certain investment funds that comprise BDH, 2.68% of the membership interests of EGLLC. As such, Mr. Imeson would be deemed to beneficially own 2.44% of the Common Stock of the Company (4,825,334 shares) and 2.68% of Series A Preferred Stock of the Company (268,074 shares) owned by EGLLC.

Eric Altman would own indirectly, through certain investment funds that comprise BDH, 0.16% of the membership interests of EGLLC. As such, Mr. Altman would be deemed to beneficially own 0.14% of the Common Stock of the Company (285,814 shares) and 0.16% of the Series A Preferred Stock of the Company (15,879 shares) owned by EGLLC.

Michael Feinberg would own directly 0.49% and indirectly, through certain investment funds that comprise BDH, 37.85% of the membership interests of EGLLC, for a total of 38.34%. As such, Mr. Feinberg would be deemed to beneficially own 34.83% of the Common Stock of the Company (69,012,000 shares) and 38.34% of the Series A Preferred Stock of the Company (3,843,000 shares) owned by EGLLC.

On this basis, all directors and officers as a group (6 persons) would own 74,123,148 shares, or 37.41%, of our common stock and 4,117,953 shares, or 41.18%, of our Series A Preferred Stock.

(11)	Percentages are based upon 10,000,000 shares of Series A Preferred Stock issued and outstanding as of April 15, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Employment Agreements

On April 6, 2012, we entered into executive employment agreements with (i) Patrick Imeson, our Chief Executive Officer and Chairman, (ii) Robert Trenaman, our President and Chief Operating Officer, (iii) Eric Altman, our Chief Financial Officer and Treasurer, and (iv) Tim Smith, our Vice President – Operations and General Manager of MTMI. The term of each of these employment agreements is three (3) years. Mr. Imeson’s agreement provides for annual compensation of $60,000 and an option grant of 2,000,000 shares of our Common Stock under our 2012 Plan; Mr. Altman’s agreement also provides for annual compensation of $60,000 and an option grant of 1,000,000 shares of our Common Stock under the 2012 Plan; Mr. Trenaman’s agreement provides for compensation that includes an annual base salary of $225,000 and an option grant under the 2012 Plan of 6,000,000 shares; and Mr. Smith’s agreement provides for compensation that includes an annual base salary of $100,000 and an option grant under the 2012 Plan of 1,000,000 shares.

Lock-up Agreements

In connection with the Merger, the Pubco Holders entered into lock-up agreements with ESRI whereby they agreed that forty percent (40%) of their Public Float Shares may not be sold for a period of twelve (12) months following the Merger closing date. These lock-ups were released on April 6, 2013.

Option Grants

On April 6, 2012, we authorized the grant of ten year options to purchase shares of our common stock at an exercise price of $1.00 per share, vesting in three equal installments over the three years following the date of grant, to the following officers and directors: To Patrick Imeson, options to purchase 2,000,000 shares; to Robert Trenaman, options to purchase 6,000,000 shares; to Eric Altman, options to purchase 1,000,000 shares; to Timothy Smith, options to purchase 1,000,000 shares; to Michael Feinberg, options to purchase 100,000 shares; and to Kenneth Hamlet, options to purchase 100,000 shares.

Transactions involving EGLLC and/or EGLLC Related Parties

Minerals Product Receivables Purchase Agreement

On April 15, 2011, EGI, EGLLC and BDH entered into a Minerals Product Receivables Purchase Agreement pursuant to which EGI agreed to sell a certain percentage of the gold output from the Golden Dream Mine to BDH for the life of the Golden Dream Mine. On that date, EGI and BDH also entered into a security agreement to secure the payment of EGI’s obligations under the MPRPA pursuant to which EGI granted BDH a continuing security interest in all of the assets and property of EGI.

In accordance with the terms of the MPRPA, EGI has agreed to sell BDH eighty percent (80%) of the first 41,700 ounces and six and one-half percent (6.5%) of the ounces produced over 250,000, of the gold produced from the Golden Dream Mine, subject to certain specified reductions, free and clear of any liens and encumbrances. Under this agreement, BDH paid EGI “pre-closing payments” of $525,000 and additional “balance payments” of $9,475,000 to meet EGI’s cash flow needs prior to the commencement of commercial production at the Golden Dream Mine.

For each ounce of gold delivered to BDH under the MPRPA, BDH will pay EGI, subject to certain adjustments, (i) with respect to 80% of the first 41,700 ounces sold to BDH, the lesser of $500 per ounce or the latest COMEX spot gold price at the time of sale and (ii) with respect to each ounce of gold over 250,000 ounces, the lesser of $600 or the latest COMEX spot gold price at the time of sale. All pricing is subject to adjustment by an agreed upon inflation factor.

On August 17, 2012, EGI has entered into a binding letter of intent with BDH, agreeing to the expansion of the existing MPRPA between EGI and BDH. The revised MPRPA will provide for an increase of ounces of gold payable by 38,000 ounces to a total of 71,000 ounces. The gold payable rate under the MPRPA will be reduced from 80% to 50% with a production cost paid to EGI of $500 per ounce on delivery.  The tail, which is due after EGI’s Golden Dream Mine has produced an initial 250,000 ounces, will be increased from 6.5% to 15% at a production cost of $600 per ounce paid to Elkhorn at delivery.   The forward sale of the additional 38,000 ounces of gold is projected to give us a cash infusion of $12,500,000 with a targeted closing date of September 30, 2012. There can be no assurances, however, that EGI will be able to sell all of the additional ounces of gold under the amended MPRPA.

During March 2013, we received an aggregate of up-front payments of $920,000 from BDH in connection with certain commitments under the MPRPA.

Employee Leasing Agreement between EGI and MTMI

On August 1, 2011, EGI and MTMI entered into an employee leasing agreement pursuant to which EGI retained the services of certain employees of MTMI so that these MTMI employees could work on properties and projects owned by EGI. Pursuant to the terms of this agreement, EGI agreed to pay a certain percentage of MTMI’s wages and employee benefit costs associated with the MTMI employees identified in the agreement.

Management Services Agreement with Black Diamond

Effective April 6, 2012 upon the closing of the Merger, Black Diamond Financial Group, LLC (“Black Diamond”), owned and managed by Messrs. Imeson and Altman, entered into a management services agreement with us pursuant to which Black Diamond has agreed to provide certain management, financial and accounting services to us and to make available Messrs. Imeson and Altman to serve as our Chief Executive Officer and Chief Financial Officer, respectively. The agreement has an initial term of three years and may be extended thereafter for successive one-year terms. The agreement may be terminated (i) by either party upon thirty (30) days’ notice prior to the end of the then-current term or earlier if one of the parties commits a material breach of the agreement and (ii) by us for any reason provided that we pay Black Diamond all fees due through the end of the then-current term. Under this agreement, we have agreed to pay Black Diamond $15,000 per month plus further compensation at a rate of $200 per hour for each additional hour that Black Diamond renders services to us under the agreement in excess of 125 hours. We have also agreed to grant to certain principals and employees of Black Diamond options to purchase up to 100,000 shares of our Common Stock under the 2012 Plan. The agreement also provides us with office space allocation at 1610 Wynkoop Street, Suite 400, Denver, Colorado 80202 for our principal place of business. This agreement replaces and supersedes a similar agreement dated November 1, 2010 between Black Diamond and EGLLC.

Contributions and Distribution between EGLLC and its subsidiaries (EGI and MTMI)

In 2011, EGLLC made equity contributions of $260,000 to EGI and MTMI. Also, EGI and MTMI made distributions to EGLLC of $4,377,779. These distributions were to repay certain bridge loans and accrued operating expenses of EGLLC.

2010 Private Placement – Series A Bonds Outstanding

During 2010 and 2011, the Company issued an 8% Series A Bond to Black Diamond Bridge Capital Fund I, LLC (an entity controlled by Black Diamond) in the principal amount of $1,199,779. This bond matured in July, 2012 and accrues interest at a rate of 8% per annum. The balance as of December 31, 2012 was $719,779, and the debt is considered to be in default.

Bridge Financing

Prior to the closing of the Merger, the Company completed a number of closings of a bridge financing with BDH, one of our beneficial stockholders through holdings in EGLLC, and another investor. In this bridge financing, the Company sold an aggregate of $300,000 in principal amount of its 12% unsecured convertible Bridge Notes to BDH and $1,500,000 in principal amount of these Bridge Notes to the other investor. The Bridge Notes mature on August 29, 2012 and, prior to that date but after the closing of the Merger, may be converted, at the sole discretion of each of the note holders, including accrued but unpaid interest, into Units of the Company’s securities at a conversion price of $2.00 per Unit, each Unit consisting of: (i) one share of Common Stock, (ii) and a warrant to purchase one-half share of Common Stock, exercisable at a price of $3.00 per whole share, Item 5nd (iii) a special warrant exercisable upon the closing of the Company’s planned private placement, provided the share price of the Common Stock offered in the private placement is less than $2.50 per share, so that the exercise of the special warrant will reduce the lender’s effective conversion price for the Common Stock at a 25% discount to the private placement offering price, such special warrant exercisable at a price of $0.01 per share. Because of the non-payment under the terms of the bridge loans, the bridge loans are considered in default and are accruing interest at the default interest rate of 14.00% per year.

Additional Related Party Loans

On July 6, 2012, we issued a promissory note to Patrick Imeson, our Chief Executive Officer and Chairman, in the principal amount of $10,000. The promissory note is unsecured, has an annual interest rate of 6.0% on the outstanding, unpaid principal and matured on September 30, 2012. This note was paid in full during the fourth quarter of 2012. This promissory note was issued under Section 4(2) of the Securities Act.

On July 19, 2012, EGI issued a promissory note in the principal amount of $75,200 to Black Diamond. This note is unsecured, has an annual interest rate of 6.0% on the outstanding, unpaid principal and matured on October 31, 2012. This promissory note was issued under Section 4(2) of the Securities Act.

During the third quarter of 2012, EGI entered into a series of promissory notes with BDH raising a total of $267,260. These notes accrue interest at a rate of 6% and originally had maturity dates of September 30, 2012 or October 18, 2012. The maturity dates of the notes have been extended to May 2013. During October, 2012, EGI promissory notes to BDH totaling $107,060 were repaid in full.

Tri-Party Agreement; Security Interest in MTMI and EGI Assets; and Pledge of Series A Preferred Stock

From time to time between 2006 and 2009, EGLLC and MFPI Partners, LLC, a Delaware limited liability company whose sole members are Michael Feinberg and Patrick Imeson (“MFPI”), raised approximately $6,000,000 and $13,000,000, respectively, through the sale of promissory notes to certain investors (the “Secured Lenders”). The notes issued by EGLLC included a $5,000,000 secured note issued in 2006 and a $1,000,000 secured bridge note issued in 2009. The notes issued by MFPI included an $8,000,000 note issued in 2007 and a $5,000,000 note issued in 2008. During that time, EGLLC raised an additional $16,500,000 from the sale of unsecured bonds issued at a 40% discount to face value to certain investors, including MFPI, which invested $8,000,000 in the unsecured EGLLC bonds from the proceeds of the $13,000,000 it borrowed from the Secured Lenders.

EGLLC used $5,000,000 from the 2006 notes to purchase a loan and mortgage on property owned by an unrelated mining company and used $14,250,000 of the $16,500,000 in proceeds from the issuance of the unsecured bonds to complete a joint venture with Apollo Gold, Inc. that entitled EGLLC to 50% of the assets and distributions of Montana Tunnels Mine – See Description of Business for additional information. In October 2009, EGLLC paid $250,000 in cash and in February 2010 assigned that loan and mortgage on the property owned by the unrelated mining company to Apollo Gold, Inc. for 100% ownership in MTMI (owner of Montana Tunnels Mine) and, concurrently with the closing of that payment and assignment, EGLLC and Apollo dissolved their joint venture.

In May 2009, as a condition to the additional $1,000,000 bridge loan (that was subsequently repaid) from the Secured Lenders to EGLLC and as an inducement for the Secured Lenders to stand still regarding an event of default on the part of EGLLC, (i) the $8,000,000 loan to MFPI to purchase the unsecured bonds, (ii) a $5,000,000 loan to MFPI whose proceeds were used to make an unrelated investment3 and (iii) a redemption right allowing the Secured Lenders to obligate MFPI to purchase from the Secured Lenders a $5,950,000 equity investment made in one of the investment funds that is an owner of EGLLC and is managed by Black Diamond have been included under a security agreement with the Secured Lenders.

Currently, the notes and rights secured by the Company’s assets include (i) $21,600,000 in principal amount of notes, including the $5,800,000 issued by EGLLC in 2006, $9,700,000 issued by MFPI in 2007 and $6,100,000 issued by MFPI in 2008, plus accrued and unpaid interest thereon through May 2009, and (ii) the redemption rights on the Secured Lenders’ $5,950,000 equity investment in EGLLC. The approximate amount of principal, accrued but unpaid interest and redemption rights as of December 31, 2012 was $53,978,731. The notes and rights have been secured by two first lien mortgages on all of the property and assets of EGI and MTMI. Under the terms of these mortgages, the administrative agent representing the Secured Lenders was required to consent to the transfer by EGLLC to ESRI of the capital stock of EGI and MTMI. Pursuant to the terms of a tri-party agreement by an among the Company, EGLLC and the administrative agent dated as of the Merger closing date, the administrative agent consented to this transfer and ESRI acknowledged and agreed to cause EGI and MTMI to perform and keep all the covenants and obligations set forth in the two mortgages

Additionally, because certain of the secured notes were in default prior to the Merger closing date, the administrative agent required that EGLLC and MFPI enter into a loan reinstatement and modification agreement, effective as of the Merger closing date, pursuant to which EGLLC agreed to pledge, in accordance with the terms of a separate pledge agreement, to the Secured Lenders all of its interest in the Series A Preferred Stock. Under the tri-party agreement, the Company acknowledged and agreed to treat the administrative agent as the owner and holder of the Series A Preferred Stock upon notice from the administrative agent of a default by EGLLC under the pledge agreement.

Under the Merger Agreement, EGLLC has covenanted that, for so long as any of its payment obligations under the loan restatement and modification agreement remain outstanding, EGLLC will designate all proceeds derived from the Series A Preferred Stock, including from preferential dividends that may be paid on this stock, to repay principal and interest due on the secured loans.

In February 2013, we issued $1,000,000 in gold commitments under the MPRPA to the Secured Lenders in exchange for a standstill agreement.

Director Independence

We believe that Mr. Hamlet is currently an “independent” director as that term is defined in the listing standards of The Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards for audit committee members and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees for professional services rendered by Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”), including the audit of the annual consolidated financial statements and reviews of the quarterly consolidated financial statements of Eastern Resources, Inc. and reviews of the Forms 10-K and 10-Q for the fiscal years ended December 31, 2012 and 2011, were approximately $90,000 and $81,000 respectively.

AUDIT RELATED FEES, TAX FEES AND ALL OTHER FEES

In 2012, EKS&H received approximately $32,000 in fees for tax services to the Company for the fiscal year ended December 31, 2011; approximately $40,000 in fees for procedures related to the Merger, and approximately $13,000 in fees for procedures related to the gold streaming financing agreement.

These fees are listed in the table below:

Fee Category	Fiscal year ended December 31, 2012	Fiscal year ended December 31, 2011

Audit fees (1)	$90,000	$81,000
Audit-related fees (2)	-	-
Tax fees (3)	5,000	32,000
All other fees (4)	53,000	-
Total fees	$175,000	$81,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

BOARD OF DIRECTORS ADMINISTRATION OF THE ENGAGEMENT

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

Before EKS&H was engaged by the Company for the 2012 audit, EKS&H’s engagement and engagement letter were approved by the Company's Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

The following exhibits are included as part of this report:

Exhibit Number	SEC Report Reference Number	Description
2.1	2.1

Agreement and Plan of Merger and Reorganization, dated as of April 6, 2012, by and among the Registrant, MTMI Acquisition Corp., (a Delaware corporation), EGI Acquisition Corp., (a Montana corporation), Elkhorn Goldfields LLC, (a Delaware limited liability company), Montana Tunnels Mining, Inc. (a Delaware corporation) and Elkhorn Goldfields, Inc. (a Montana Corporation) (1)

2.2	2.2	Certificate of Merger dated as of April 5, 2012,filed with Delaware Secretary of State for the merger of MTMI Acquisition Corp. into Montana Tunnels Mining, Inc. (1)

2.3	2.3	Articles of Merger dated as of April 6 2012, filed with Montana Secretary of State for the merger of EGI Acquisition Corp. into Elkhorn Goldfields LLC (1)
3.1	3.1	Certificate of Incorporation of the Registrant (2)
3.2	3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on April 4, 2012 (1)
3.3	3.2	Bylaws of the Registrant (2)

4.1	4.1	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant (2)

4.2	4.2	Form of 2012 Bridge 12% Unsecured Convertible Promissory Note of Elkhorn Goldfields, Inc. (3)

4.3	4.3	Form of 8% Series A Bond due July 31, 2012 of Elkhorn Goldfields, Inc. (3)

4.4	4.1	Form of February 2012 10% Convertible Bridge Note (5)

4.5	4.1	Form of Marketing Warrant dated May __, 2012 (7)

4.6	4.2	6% Promissory note of the Registrant issued to Patrick Imeson dated July 6, 2012 (7)

4.7	4.3	6% Promissory note of Elkhorn Goldfields, Inc. issued to Black Diamond Financial Group, LLC dated July 19, 2012 (7)

4.8	4.1	6% Promissory note of the Registrant issued to Black Diamond Holdings, LLC dated September 6, 2012 (8)

4.9	4.2	Extension dated October 18, 2012 to 6% Promissory note of the Registrant issued to Black Diamond Holdings, LLC dated September 6, 2012 (8)

10.1	10.1	Share Cancellation Agreement dated April 6, 2012 between the Registrant and Dylan Hundley (3)

10.2	10.2	Form of Note Cancellation and General Release Agreement dated April 6, 2012 by and between the Registrant and certain note holders (3)

10.3	10.1	Loan Reinstatement and Modification Agreement between Gordon Snyder as Administrative Agent of Certain Note Holders, MFPI Partners, LLC, a Delaware limited liability company, and Elkhorn Goldfields, LLC (1)

10.4	10.2	Tri-Party Agreement by and among the Registrant, Elkhorn Goldfields LLC and Gordon Snyder as Administrative Agent of Certain Note Holders (1)

10.5	10.3	Pledge Agreement between Gordon Snyder as Administrative Agent of Certain Note Holders, MFPI Partners, LLC, a Delaware limited liability company, and Elkhorn Goldfields, LLC (1)

10.6	10.6	Split-Off Agreement dated as of April 6, 2012, by and among the Registrant, Buzz Kill, Inc. (a New York corporation) and the Buyers listed on Exhibit A thereto (3)
10.7	10.7	General Release Agreement dated as of April 6, 2012, by and among the Registrant, Buzz Kill, Inc. and the Buyers listed on Exhibit A thereto (3)
10.8	10.8	Termination of Investment Agreement dated April 6, 2012 by and between the Registrant and Buzz Kill, Inc. (3)

10.9	10.9	Form of General Release of the Registrant by Certain Note Holders of Buzz Kill, Inc. (3)

10.10	10.10	Form of Public Float Shares Lock-Up Agreement between the Registrant and certain stockholders (3)
10.11	10.11	Form of Public Float Shares Escrow Agreement between the Registrant and certain stockholders (3)
10.12	10.12	Form of No Short Selling Agreement between the Registrant and the officers, directors, certain employees and certain stockholders (3)

10.13	10.13	Form of Indemnification Escrow Agreement between the Registrant. and the officers, directors and employees party thereto (3)
10.14	10.4	Registrant’s 2012 Equity Incentive Plan (1)

10.15	10.15	Form of Incentive Stock Option Agreement (3)

10.16	10.16	Form of Non-Qualified Stock Option Agreement (3)

10.17	10.17	Executive Employment Agreement for Patrick Imeson (3)
10.18	10.18	Executive Employment Agreement for Robert Trenaman (3)
10.19	10.19	Executive Employment Agreement for Eric Altman (3)

10.20	10.20	Executive Employment Agreement for Tim Smith (3)

10.21	10.21	Management Services Agreement between the Registrant and Black Diamond Financial Services Group, LLC (3)

10.22	10.22	Form of Subscription Agreement for 8% Series A Bond of Elkhorn Goldfields, Inc. (3)

10.23	10.23	Mineral Product Receivables Purchase Agreement dated April 15, 2011 by and among Elkhorn Goldfields, Inc., Elkhorn Goldfields, LLC and Black Diamond Holdings LLC (3)

10.24	10.24	Mining Lease with Option to Purchase between Mt. Heagan Development, Inc. and Elkhorn Goldfields, Inc. and Extension Letter (3)

10.25	10.25	Security Agreement dated April 15, 2011 between Elkhorn Goldfields, Inc. and Black Diamond Holdings LLC (3)

10.26	10.26	Employee Leasing Agreement dated August 1, 2011 by and between Elkhorn Goldfields, Inc. and Montana Tunnels Mining, Inc. (3)

10.27	10.1	Binding Letter of Intent dated August 17, 2012 between Elkhorn Goldfields, Inc. and Black Diamond Financial Group, LLC (7)

10.28	10.1	Amended and Restated Mineral Product Receivables Purchase Agreement by and between Elkhorn Goldfields, Inc. and Elkhorn Goldfields, LLC dated as of October 18, 2012 (8)

14.1	14.1	Code of Ethics (4)

16.1	16.1	Letter from Sherb & Co., LLP, dated August 9, 2012, to the SEC regarding statements included in Form 8-K (6)

21.1	21.1	List of Subsidiaries (3)

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Schema Document***
101.CAL	*	XBRL Calculation Linkbase Document***
101.DEF	*	XBRL Definition Linkbase Document***
101.LAB	*	XBRL Label Linkbase Document***
101.PRE	*	XBRL Presentation Linkbase Document***

99.1	*	Loss on related party ore purchase agreement

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if and to the extent that the Registrant specifically incorporates it by reference.

*** This XBRL exhibit is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the exhibit numbered as indicated above to the Registrant‘s Form 8-A, File Number 000-54645, filed with the SEC on April 6, 2012.

(2)	Incorporated by reference to the exhibit numbered as indicated above to the Registrant‘s Form S-1, File Number 333-149850, filed with the SEC on March 21, 2008.

(3)	Incorporated by reference to the exhibit numbered as indicated above to the Registrant‘s Current Report Form 8-K, File Number 000-54645, filed with the SEC on April 12, 2012

(4)	Incorporated by reference to the exhibit numbered as indicated above to the Registrant‘s Annual Report Form 10-K for the fiscal year ended December 31, 2008, File Number 333-149850, filed with the SEC on March 31, 2009.

(5)	Incorporated by reference to the exhibit numbered as indicated above to the Registrant‘s Quarterly Report Form 10-Q for the fiscal quarter ended March 31, 2012, File Number 000-54645, filed with the SEC on May 15, 2012.

(6)	Incorporated by reference to the exhibit numbered as indicated above to the Registrant‘s Current Report Form 8-K, File Number 000-54645, filed with the SEC on august 10, 2012

(7)	Incorporated by reference to the exhibit numbered as indicated above to the Registrant‘s Quarterly Report Form 10-Q for the fiscal quarter ended June 30, 2012, File Number 000-54645, filed with the SEC on August 20, 2012.

(8)	Incorporated by reference to the exhibit numbered as indicated above to the Registrant‘s Quarterly Report Form 10-Q for the fiscal quarter ended September 30, 2012, File Number 000-54645, filed with the SEC on November 21, 2012.

GLOSSARY OF RELEVANT MINING TERMS

Acre - A measure of surficial area, usually of land. The statute acre of the United States and England contains 43,560 ft2 (4,840 yd2; 4,047 m2 ; or 160 square rods).

Base Metal - Any of the more common and more chemically active metals, e.g., lead, zinc and copper.

COMEX - Commodity Exchange, Inc.

Commercial Production - normally considered to be the first day of the first ninety-day period throughout which the mill operated consistently at 60% capacity or more.

Decline – A tunnel driven at a downward slope.

Doré Flat – A mold of semi-pure alloy consisting of gold and silver created at the mine site.

Grade of ore - The relative quantity or the percentage of ore-mineral or metal content in an ore body

Life of Mine - The time in which, through the employment of the available capital, the ore reserves—or such reasonable extension of the ore reserves as conservative geological analysis may justify—will be extracted.

Metric Tonne -a unit of weight equivalent to 1,000 kilograms (or 2,204.6 pounds).

Mill Recovery - that portion of the metal contained in the ore that is successfully extracted by processing, expressed as a percentage.

Mine Plan – A plan of the mine operations detailing development and operating schedules and parameters.

Patented Mineral Claim - A claim to which a patent has been secured from the U.S. Government, in compliance with the laws relating to such claims.

Payable metals – The amount of metal - in ounces or pounds - paid out by the Smelter and/or Refiner.

Poly-metallic – holds significant resources in more than one base metal.

Precious Metal - Any of several relatively scarce and valuable metals, such as gold, silver, and the platinum-group metals.

Probable reserves means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Recoverable Metal – the portion of metal contained in a whole ore or concentrated mineral product which is paid to the product supplier by a smelter or refiner.

Refiner -A facility in which relatively crude smelter products are refined and emerge as acceptably pure products.

Smelter - An establishment where ores are smelted to produce metal.

Sulfide - A mineral compound characterized by the linkage of sulfur with a metal or semimetal.

Ton - a unit of weight equivalent to 2,000 pounds (907 kg).

Unpatented Mineral Claim - Mining claim to which a deed from the U.S. Government has not been received. A claim is subject to annual assessment work, to maintain ownership.

Volcanic Diatreme - A breccia-filled volcanic pipe that was formed by a gaseous explosion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2013.

Eastern Resources, Inc.
By:	/s/ Patrick W. M. Imeson
Patrick W. M. Imeson
Chief Executive Officer

By:	/s/ Eric Altman
Eric Altman
Chief Financial Officer

By:	/s/ Robert Trenaman
Robert Trenaman
President and Chief Operating
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick W. M. Imeson
Patrick W. M. Imeson
Chairman

By:	/s/ Robert Trenaman
Robert Trenaman
Director

By:	/s/ Michael Feinberg
Michael Feinberg
Director

By:	/s/ Kenneth Hamlet
Kenneth Hamlet
Director

Eastern Resources, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Eastern Resources, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Eastern Resources, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operating loss, stockholders' deficit and cash flows for the years then ended. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Resources, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenues to fund operations and has a net capital deficiency. Based on the Company’s liquidity position and the continued losses the Company may not having sufficient liquidity to operate its business, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EKS&H LLLP

April 15, 2013
Denver, Colorado

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

	2012	2011

Assets
Current assets
Cash and cash equivalents	$113,505	$358,125
Accounts receivable other	1,008	-
Inventory, net	886,977	912,676
Other current assets	-	12,433
Total current assets	1,001,490	1,283,234

Non-current assets
Buildings, equipment, and land, net	5,573,565	5,621,186
Mine development	5,102,217	3,869,342
Mining properties and mineral interests, net	16,440,879	16,380,747
Deposits for reclamation obligations	16,780,285	16,794,577
Total non-current assets	43,896,946	42,665,852

Total assets	$44,898,436	$43,949,086

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,425,073	$282,141
Accrued liabilities	5,455,419	3,247,232
Accounts payable - related party	98,919	-
Promissory notes	705,737	-
Convertible bridge loans	1,900,000	-
Current portion of capital lease obligation	94,729	335,093
Series A 8% bonds	919,779	1,399,779
Refundable customer deposit, ore purchase agreement	10,760,000	10,000,000
Push-down redeemable obligation of Parent and its affiliate	5,950,000	5,950,000
Push-down interest of Parent and its affiliate	26,448,883	18,813,444
Push-down debt of Parent and its affiliate	21,579,848	21,579,848
Total current liabilities	75,338,387	61,607,537

Non-current liabilities
Capital lease obligations, less current portion	-	39,719
Derivative warrant liabilities	204,874	-
Reclamation liability	24,640,321	22,793,187
Ore purchase derivative contract	16,701,404	18,818,945
Total non-current liabilities	41,546,599	41,651,851
Total liabilities	116,884,986	103,259,388

Series A 12% convertible redeemable preferred stock, $0.001 par value 10,000,000 and 0 shares authorized, issued and outstanding at December 31, 2012 and December 31, 2011 respectively	13,656,708	-
Series A Convertible Redeemable Preferred stock accrued dividend	5,300,000	-
Total convertible redeemable preferred stock	18,956,708	-

Commitments and contingencies

Stockholders’ deficit
Common stock $0.001 par value 300,000,000 authorized at December 31, 2012, 198,550,000 shares issued at December 31, 2012 and 180,000,000 at December 31, 2011	198,550	-
Additional paid-in capital	3,357,564	12,073,010
Accumulated deficit	(94,499,372)	(71,383,312)
Total Stockholders' deficit	(90,943,258)	(59,310,302)

Total liabilities, convertible, redeemable preferred stock and stockholders’ deficit	$44,898,436	$43,949,086

The accompanying notes are an integral part of these statements.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2012 and 2011

	2012	2011

Metal sales	$-	$440,079

Operating expenses
General and administrative	7,491,318	850,616
Accretion expense	1,847,134	1,327,221
Mine care and maintenance	943,075	1,037,199
Depreciation and amortization	2,082	6,604
Total operating expenses	10,283,609	3,221,640

Loss from operations	(10,283,609)	(2,781,561)

Other (expense) income
Interest expense	(9,719,668)	(8,083,445)
Interest income	59,312	47,705
Other income	10,364	71,987
Loss on ore purchase derivative	(1,510,661)	(13,025,932)
Change in fair value of derivative instrument contract	3,628,202	(5,793,013)
Total other expense	(7,532,451)	(26,782,698)

Net Loss	(17,816,060)	$(29,564,259)

Preferred dividend	5,300,000	-

Net loss available to common shareholders	(23,116,060)	(29,564,259)

Earnings per share:
Basic and diluted loss per share	$(0.12)	$(0.16)
Basic and diluted net loss per common share	$(0.12)	$(0.16)
Weighted average number of common shares outstanding	193,571,093	180,000,000

The accompanying notes are an integral part of these statements.

EASTERN RESOURCES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2012 and 2011

					Additional		Total
	LLC		Common Stock		Paid-in	Accumulated	Stockholders'
	Units	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2010	180,000,000	$14,876,301	-	$-	$-	$(41,819,053)	$(26,942,752)
Non-cash contributions		$1,314,488					1,314,488
Cash distribution		$(4,377,779)					(4,377,779)
Cash contribution		$260,000					260,000
Net loss						(29,564,259)	(29,564,259)
Balance - December 31, 2011	180,000,000	$12,073,010	-	$-	$-	$(71,383,312)	$(59,310,302)
Cash distribution		(100,000)					(100,000)
Reverse acquisition	(180,000,000)	(11,973,010)	180,000,000	180,000	11,793,010		-
Common stock issued in pursuant to reverse acquisition			18,170,000	18,170	(18,170)		-
Deemed distribution in association with issuance of preferred stock					(13,656,708)		(13,656,708)
Stock sold, private placement			380,000	380	379,620		380,000
Stock option granted					2,216,516		2,216,516
Stock options for services					1,232,093		1,232,093
Non-cash contribution					878,298		878,298
Beneficial conversion feature bridge loan					532,905		532,905
Preferred stock dividend in arrears						(5,300,000)	(5,300,000)
Net Loss						(17,816,060)	(17,816,060)
Balance - December 31, 2012	-	$-	198,550,000	$198,550	$3,357,564	$(94,499,372)	$(90,943,258)

The accompanying notes are an integral part of these statements.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net loss	$(17,816,060)	$(29,564,259)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Inventory reserve	-	242,329
Depreciation, depletion, and amortization	2,082	6,604
Payment of company expenses by Parent	878,298	-
Accretion expense	1,847,134	1,327,221
Loss on ore purchase derivative	1,510,661	13,025,932
Change in fair value of derivative instrument	(3,628,202)	5,793,013
Accretion on convertible bridge loans	532,905	-
Derivative warrant liabilities	204,874	-
Stock based compensation	2,216,516	-
Stock options issued for corporate advisory	1,232,093
Push-down redeemable obligation of parent and its affiliate	-	968,301
Push-down interest of parent and its affiliate	7,635,439	7,001,291

Changes in operating assets and liabilities
Accounts receivable other	(1,008)	-
Inventory	25,699	(116,481)
Other current assets	12,433	(3,191)
Accounts payable	1,112,866	196,101
Accounts payable-related party	98,919	-
Accrued liabilities	2,208,187	596,746
Refundable customer deposit	760,000	10,000,000
	16,648,896	39,037,866
Net cash (used in) provided by operating activities	(1,167,164)	9,473,607

Cash flows from investing activities
Purchase of building and equipment	(33,139)	(682,419)
Additions to mine development	(1,154,197)	(3,809,242)
Additions to mining properties and mineral interests	(30,066)	(21,908)
Change in deposits	14,292	(667,707)
Net cash used in investing activities	(1,203,110)	(5,181,276)

Cash flows from financing activities
(Payments) proceeds from series A 8% bonds	(480,000)	164,279
Proceeds from sale of common stock	380,000	-
Proceeds from bridge loans	1,900,000	-
Proceeds from promissory notes	1,077,260	-
Payments on promissory notes	(371,523)
Payments on capital lease obligations	(280,083)	(42,057)
Proceeds from stockholder contributions	-	260,000
Payments of distributions to stockholders	(100,000)	(4,377,779)
Net cash provided by (used in) financing activities	2,125,654	(3,995,557)

Net (decrease) increase in cash and cash equivalents	(244,620)	296,774
Cash and cash equivalents - beginning of year	358,125	61,351
Cash and cash equivalents - end of year	$113,505	$358,125

Supplemental cash flow disclosures
Cash paid for interest	$206,809	$45,708
Non-cash financing and investing activities
Depreciation expense capitalized to mine development	$78,678	$60,100
Mining properties and mineral interests included in accounts payable	$30,066
Series A Convertible Redeemable Preferred stock dividend	$5,300,000

The accompanying notes are an integral part of these statements.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Basis of Presentation and Merger

These financial statements represent the consolidated financial statements of Eastern Resources, Inc., and its wholly owned subsidiaries, Elkhorn Goldfields, Inc. and Montana Tunnels Mining, Inc. The term “ESRI” refers to Eastern Resources, Inc., before giving effect to the Merger (defined below), the term “MTMI” refers to Montana Tunnels Mining, Inc., a Delaware corporation, the term “EGI” refers to Elkhorn Goldfields, Inc., a Montana corporation, and the term “Company,” refers to Eastern Resources, Inc., and its wholly-owned subsidiaries, including MTMI and EGI, after giving effect to the Merger.

On April 6, 2012, the Company entered into an Agreement and Plan of Merger with ESRI, a public company. ESRI was merged into EGI and MTMI. EGI and MTMI, as the surviving corporation, became a wholly-owned subsidiary of ESRI. The Company issued 180,000,000 shares of its common stock and 10,000,000 series A convertible redeemable preferred stock to acquire EGI and MTMI, which resulted in the stockholders of EGI and MTMI owning approximately 91.6% of the outstanding common stock and 100% of the series A convertible preferred stock after the consummation of the Merger.

At the closing of the Merger, (i) each of the 100 shares of MTMI’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into 90,000,000 shares of common stock, par value $0.001 per share (“Common Stock”), and 5,000,000 shares of Series A preferred stock, par value $0.001 per share (“Series A Preferred Stock” and, together with the Common Stock, the “Capital Stock”), of the Company and (ii) each of the 100 shares of EGI’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into 90,000,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock. As a result, an aggregate of 180,000,000 shares of our Common Stock 10,000,000 shares of our Series A Preferred Stock were issued to EGLLC, as the sole stockholder of each of MTMI and EGI. MTMI and EGI did not have any stock options or warrants to purchase shares of their capital stock outstanding at the time of the Merger.

Because the former stockholders of the Company own approximately 92% of the combined company on completion of the exchange, and ERSI sold its existing operations in conjunction with the transaction, the transaction and corporation sale was accounted for as a recapitalization through a reverse acquisition, with no goodwill or other intangibles recorded. As such, the financial information reflects the historical financial information of EGI and MTMI and the remaining assets and liabilities of ERSI brought over at historical cost. ESRI results of operation which were nil are included in the Company’s financial statements from the date of acquisition April 6, 2012. Costs of the transaction have been charged to operations. The capital structure of the Company has been retroactively adjusted to reflect that of ESRI with all shares being adjusted based on the exchange ratio of equity interest in connection with the Merger.

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

Note 1 - Description of Business

EGI and MTMI (collectively, “Elkhorn”) were formed for the purpose of acquiring, holding, operating, selling, and otherwise dealing in assets of mining operations with gold and other metal reserves and exploration potential. Elkhorn’s objective is to operate mines and expand its interests through acquisition and exploration. Elkhorn has one mineral property that has completed the permitting process. That property has developed the 650-foot underground access tunnel to reach the top of the ore body and will finish the process of installing required infrastructure to allow access to the lower levels of ore once funding is received. In addition, a second property has completed the permitting, except for posting the required reclamation bonding. Lastly, Elkhorn has several mineralized targets in the exploration stage. The permitted or nearly permitted mines include Golden Dream Mine (formerly referred to as the Sourdough Mine) and Montana Tunnels Mine (“Montana Tunnels”), and the mineralized properties available to develop mine plans are East Butte, Gold Hill/Mount Heagan, and Carmody (collectively, the “Elkhorn Project”), and the expansion of the previously operated Diamond Hill Mine. All the mines and properties are located in Jefferson County, Montana, with the exception of the Diamond Hill Mine, which is in Broadwater County, Montana. Elkhorn maintains its principal executive office in Denver, Colorado.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On May 8, 2012, ESRI declared a 2 to 1 forward stock split on its common stock outstanding in the form of a dividend, with a record date of May 17, 2012, with a payment date of June 8, 2012. The Company has reflected the effect of this forward stock split on a retroactive basis on all common stock share amounts disclosed throughout this report.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ESRI and its subsidiaries, EGI and MTMI.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. Periodically, throughout the year, the Company has maintained balances in excess of federally insured limits.

Inventory

Stockpiled ore inventory represents ore that has been mined and is available for further processing. Work-in-process inventory, including stockpiled ore and in-circuit gold inventory, is valued at the lower of weighted-average production cost or net realizable value. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines and/or stockpiles, plus the in-process conversion costs, including applicable amortization relating to the process facilities incurred to that point in the process. There were no mineral inventory impairments during the years ended December 31, 2012 and 2011.

Materials and supplies are valued at the lower of average direct cost of acquisition or net realizable value.

The Company’s raw materials, finished goods, and purchased goods inventory is stated at the lower of cost or market, determined using either the first-in, first-out or weighted average method. Inventory is adjusted for estimated obsolescence and excess quantities and written down to net realizable value based upon management’s estimate of expected usage.

Inventory is summarized as follows:

	December 31,
	2012	2011
Materials and supplies	$2,110,603	$2,136,302
Stockpiled ore	693,700	693,700
Allowance for obsolete materials and supplies inventory	(1,917,326)	(1,917,326)
	$886,977	$912,676

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Buildings, Equipment, and Land

MTMI buildings and equipment are recorded at acquisition cost and amortized on a units-of-production basis over the remaining proven and probable reserves of the mine. Equipment that is mobile is amortized on a straight-line basis over the estimated useful life of the equipment ranging from five to ten years, not to exceed the related estimated mine lives.

EGI buildings and equipment are stated at cost. Repair and maintenance costs are expensed as incurred. Equipment under capital lease is valued at the lower of fair market value or net present value of the minimum lease payments at inception of the lease. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets taking into account estimated salvage values, ranging from 3 to 39 years.

Mine Development

The costs of removing overburden and waste materials to access the ore prior to the production phase are referred to as mine development costs. Mine development costs are capitalized during the development of the mine. Mine development costs are amortized using the units-of-production method based on estimated recoverable tons of proven and probable reserves. To the extent that these costs benefit the mine, they are amortized over the estimated life of the mine. Development costs incurred after the first saleable ore is extracted from the mine (i.e., post-production costs) are a component of mineral inventory cost. All post-production costs are considered variable production costs that are included in the costs of the inventory produced during the period in which the mining costs are incurred.

Mining Properties and Mineral Interests

Mining Properties

For new projects without established reserves, all costs, other than acquisition costs, are expensed prior to the establishment of proven and probable reserves. Reserves designated as proven and probable are supported by a reserve report, indicating that the reserves have had the requisite geological, technical, and economic work performed and are legally extractable at the time of reserve determination. Once proven and probable reserves are established, all development and other site-specific costs are capitalized, including general and administrative charges for actual time and expenses incurred in connection with site supervision as mine development costs. Development drilling costs incurred to infill mineralized material to increase the confidence level in order to develop or increase proven and probable reserves are also capitalized as mine development costs. If subsequent events or circumstances arise that would preclude further development of the reserves under the then existing laws and regulations, additional costs are expensed until the impediments have been removed and the property would be subject to ongoing impairment reviews. When a mine is placed into production, the capitalized acquisition and mine development costs are reclassified to mining properties and are amortized to operations using the units-of-production method based on the estimated metals that can be recovered. These lives do not exceed the estimated mine life based on proven and probable reserves as the useful lives of these assets are considered to be limited to the life of the relevant mine.

At December 31, 2012, the Company has 600,000 ounces of proven and probable gold reserves attributable to MTMI and EGI. The reserves as of December 31, 2012 were calculated at a gold price assumption of $1,600. Metal price assumptions follow U.S. Securities and Exchange Commission guidance not to exceed a three year trailing average. As the gold reserves are not actively being mined, no changes in the proven and probably gold reserves have been recorded for all periods presented.

Mineral Interests

Mineral interests include the cost of obtaining patented and unpatented mining claims and the initial cost of acquiring mineral interests. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value. For the years ended December 31, 2012 and 2011, there are no mineral interest impairments.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deposits for Reclamation Obligations

Deposits related to the Company’s mining operations consists of certificates of deposit and cash held directly by the state of Montana for reclamation of the surface disturbance areas of the mines in an interest bearing account with the interest in favor of the Company. The restriction will be released when the reclamation is complete, which the Company expects to be in 2019 for EGI properties and 2026 MTMI properties.

The deposits consisted of the following:

	December 31,
	2012	2011
Restricted Cash	$530,670	$604,021
Reclamation Bonds	16,249,615	16,190,556
Total Deposits	$16,780,285	$16,794,577

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. If impairment has occurred, the long-lived assets are written down to their estimated fair values. There was no such impairment at December 31, 2012 or December 31, 2011.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts payable, and accrued liabilities, approximated fair value as of December 31, 2012 and 2011 because of the relatively short maturity of these instruments.

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

The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following assets are measured at fair value as of December 31, 2012:

Description	Level 1	Level 2	Level 3	Total

Ore purchase derivative contract	$-	$-	$(16,701,404)	$(16,701,404)

The following assets are measured at fair value as of December 31, 2011:

Description	Level 1	Level 2	Level 3	Total

Ore purchase derivative contract	$-	$-	$(18,818,945)	$(18,818,945)

Ore Purchase Derivative Contract: Based on: (i) contract terms of the production of 35,637 ounces of gold: (ii) projected future gold prices garnered from GCJ2 Comb Commodity Futures as of December 31, 2012; and (iii) discount rate determined based on the observed weighted average cost capital of a group of publicly traded comparable companies using a discounted cash flow model. The model is most sensitive to the future price of gold, production period, and expected delivery of ore.

There were no changes to the valuation techniques used during the years ended December 31, 2012 and 2011.

The following table presents information about significant unobservable inputs to the Company’s Level 3 financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs Range
Ore purchase derivative contract	$16,701,404	Discounted cash flow model	Production commencement Production period Discount rate	January 2015 21 months 25%

Future increases in the credit adjusted discount rate will result in a decline in the fair value of the ore derivative contract.

Changes to the estimates of timing of production of the ore further out into future periods would cause a decrease in the value of the ore derivative liability.

Total net gains (losses) included in the statement of operations for derivative liabilities was $3,628,202 and ($5,793,013) for the years ended December 31, 2012 and 2011, respectively.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2012:

Embedded Derivative

Beginning balance – December 31, 2011	$(18,818,945)
New contracts entered into	(1,510,661)
Total gains or losses (realized/unrealized)
Included in earnings	3,628,202
Transfers in and/or out of Level 3
Ending balance – December 31, 2012	$(16,701,404)

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The embedded derivative is summarized between related and non-related parties as follows:

Related party embedded derivative	$15,688,587
Non-related party embedded derivative	1,012,817
Total embedded derivative	$16,701,404

Reclamation Liability

Mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations to protect public health and the environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements. Estimated future costs are discounted to their present value using a 12% discount rate for EGI and 7.5% for MTMI. Reclamation obligations are secured by cash held directly by the State of Montana or certificates of deposit.

The following table summarizes the activity for the Company's asset retirement obligations:

	For the Years Ended
	December 31,
	2012	2011
Asset retirement obligations- beginning	$22,793,187	$21,465,966
Accretion expense	1,847,134	1,327,221
Asset retirement obligations - ending	$24,640,321	$22,793,187

Stock-Based Compensation

The Company has granted stock option awards to key employees that will enable them to purchase shares of common stock. The Company recognizes all share-based payments in the consolidated statement of operations as an operating expense, based on the estimated fair value of the awards on the date of grant recognized over the requisite service period (generally the vesting period). The Company determines the estimated fair value using the Black-Scholes option pricing model and recognizes compensation costs ratably over the vesting period using the straight-line method.

Revenue Recognition

The Company recognizes revenue from the sale of gold and co-products when the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred in accordance with the terms of the arrangement, the price is fixed or determinable, and collectability is reasonably assured.

Revenue for gold bullion is recognized at the time of delivery and transfer of title to counterparties.

During the year ended December 31, 2011, the Company sold trailings, net of related ore processing costs, from past mining operations for $440,079. The sale was outside of the ordinary business operations and is not indicative of revenue generated from operations.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The refundable customer deposits (Note 7) are considered current due to the uncertainty of the commencement of ore production and the price of gold.

Income Taxes

The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and for operating loss and tax credit carryforwards. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. Deferred tax assets are recognized for operating loss and tax credit carryforwards if management believes, based upon existing evidence, that it is more likely than not that the carryforward will be utilized. All deferred tax assets are reviewed for realizability, and valuation allowances are recorded if management determines there is uncertainty that the deferred tax asset will not be realized.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed for the years ended December 31, 2012 and 2011. The Company’s returns for tax years subject to examination by tax authorities include 2008 and 2009 through the current period for state and federal tax reporting purposes, respectively.

Net Loss per Common Share

The Company computes net loss per common share in accordance with FASB ASC 260, “Earnings Per Share”.  Net loss per share is based upon the weighted average number of outstanding common shares. Common stock equivalents are not included as their effect would be anti-dilutive.

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 indefinitely defers certain provisions of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. This pronouncement was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The January 1, 2012 adoption of this guidance had no effect on the Company’s consolidated financial position, results of operations, or cash flows.

In January 2013, FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 states the intended scope of disclosures required by ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” apply to derivatives and hedging transactions. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this guidance is not anticipated to have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

At December 31, 2012, the Company has not generated any revenues to fund operations. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements for mine development and raise additional capital, which will require the issuance of additional debt and/or equity securities. All of the company’s mining projects have been placed in care and maintenance until the Company secures additional financing. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 – Buildings, Equipment, and Land

Buildings, equipment, and land consist of the following:

	December 31,
	2012	2011
Mining equipment	$9,155,241	$9,155,241
Crushers	2,371,808	2,371,808
Equipment	1,421,038	1,430,538
Buildings	663,379	630,240
Land	164,752	164,752
Vehicles	163,580	154,080
Software	39,899	39,899
Computer equipment	17,972	17,972
Total	13,997,669	13,964,530
Less accumulated depreciation	(8,424,104)	(8,343,344)
Net buildings, equipment, and land	$5,573,565	$5,621,186

Depreciation expense (net of capitalized depreciation) for the years ended December 31, 2012 and 2011 was $2,082 and $6,604, respectively. Capitalized depreciation for the years ended December 31, 2012 and December 31, 2011, was $78,678 and $60,100, respectively.

Note 5 – Mine Development and Mineral Interests

Mine development and mineral interests consist of the following:

	December 31,
	2012			2011
	Mine Development	Mining Properties and Mineral Interest	Total Book Value	Mine Development	Mining Properties and Mineral Interest	Total Book Value
Montana Tunnels Mine	$-	$13,129,669	$13,129,669	$-	$13,129,669	$13,129,669
Golden Dream Mine	5,102,217	2,615,195	7,717,412	3,869,342	2,615,195	6,484,537
Gold Hill/Mount Heagan	-	696,015	696,015	-	635,883	635,883
Total mine development and mineral interest, net	$5,102,217	$16,440,879	$21,543,096	$3,869,342	$16,380,747	$20,250,089

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Montana Tunnels Mine ceased mining during November 2008 and completed milling of stockpiled ore at the end of April 2009, at which time the mine was placed on care and maintenance. Accordingly, there was no depletion for the years ended December 31, 2012 and 2011.

Other Mine Development and Mineral Interests

The Company owns the Elkhorn Project, located in the Elkhorn Mountains of Jefferson County, Montana. The Elkhorn Project consists of one permitted mine and three known gold mineralized deposits – Golden Dream Mine and East Butte, Gold Hill/Mount Heagan, and Carmody (collectively, the “Elkhorn Project”). The development of five-year mine plan on the Golden Dream Mine deposit is projected to mine and process 1.2 million tons of gold and copper bearing ore. The Company has initiated mine development activities at the Golden Dream Mine, and the other mineralized targets are in the preliminary stages of drilling to define the ore body, developing the mine plan, and applying for the required permits from the regulatory agencies before proceeding with mining operations.

The costs associated with the Mount Heagan mineral property are net smelter royalty payments with a monthly minimum to allow for the development of the property. The monthly minimum payments are $5,011. The total payments made under the agreement at December 31, 2012, from the inception of the agreement, are $696,015 and will not exceed $1,500,000. As of December 31, 2012, the Company was past due in payments of four months.

The costs associated with the Golden Dream Mine property were used to establish the viability of the mine site. These include all direct costs of development since the Elkhorn’s internal evaluation established proven and probable reserves.

Note 6 – Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2012	2011
Property and mining taxes payable	$3,228,136	$2,630,365
Interest	1,450,872	106,358
Environmental remediation	380,000	380,000
Payroll and related expenses	358,411	130,509
Other	38,000	-
Total	$5,455,419	$3,247,232

Note 7 – Customer Deposits

During April, 2011 the Company entered into a Minerals Product Receivables Purchase Agreement (the “MPRPA), with an affiliate of the Parent to sell 80% of the first 41,700 ounces of gold produced from the Golden Dream Mine for an up-front payment of $10,000,000 of consideration as a refundable customer deposit. The Company received an additional $760,000 of up-front payments, from unrelated parties, in 2012.

During 2012 the MPRPA was amended and requires the Company to pay all proceeds from 50% of the sales of gold in excess of the lesser of $500 per ounce or the latest COMEX spot gold price, if any, to the customers. Additionally, the customers may purchase 15% of the ounces produced by the mine after the mine has produced in excess of 250,000 aggregate ounces for a purchase price of the lesser of $600 per ounce or the latest COMEX spot gold price. The term of the MPRPA is through the closure of the Golden Dream Mine. Currently the Company estimates reserves at approximately 258,000 ounces of gold. During 2011 the Company entered into a security agreement with its Parent to secure the payment of the Company’s obligations under the MPRPA pursuant to which the Company granted the Parent a continuing security interest in all of the assets and property of the Company.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The MPRPA includes an embedded derivative, which is valued using a discounted cash flow model with the major inputs of: (i) a 25% discount rate, (ii) gold future pricing, (iii) measurement date with the receipt of payment, and (iv) and management’s forecast to produce 72,727 ounces by September 2015. During the year 2012 and 2011, the Company recognized $1,510,661 and $13,025,932, respectively, of loss on the ore purchase agreement to reflect the difference between fair value of the derivative contract liability on the agreement. The customer deposit will be reduced by the Company with the delivery of the gold. The fair value of the embedded derivative fluctuates with changes in the price of gold and expected delivery of ore. The change in fair value of the embedded derivative from the date of closing to December 31, 2012 and 2011 resulted in a cumulative change in fair value of $3,628,202 and ($5,793,013), respectively, which was recorded in the consolidated statements of operations in the change in fair value of the derivative instrument for each current period.

The up-front payments of $10,760,000, at December 31, 2012, have been recognized as refundable customer deposits until the gold is sold. The refundable customer deposits are considered current due to the party’s making the payments having the right, upon written notice, at their option to demand repayment of the upfront cash deposit, without interest, for any shortfall in delivered ounces and the uncertainty of the commencement of ore production and the price of gold.

Note 8 - Push-Down Debt, Interest, and Redemption Obligation of Parent and Its Affiliate

During May 2010, the Company entered into a pledge agreement with the Parent and an investor group.  Through the agreement the Company’s assets serve as collateral for multiple loans of the Parent to the investors group. The agreement states that all loans and redeemable interest are jointly and severally obligations of the Parent and the investor group may allocate payments at its discretion.   Although the Company is not a maker or guarantor on the loans, the loans have been “pushed down” to the Company in the accompanying consolidated financial statements in accordance with Statement of Accounting Bulletin No 54, as all assets have been pledged as collateral and repayment is dependent upon the cash flows from the Company’s operations.

$5,000,000 Series A Convertible notes were due in December 2007. The notes pay interest at the rate of 12% per annum, payable on the maturity date or within 30 days after conversion. During 2007, the notes were extended to December 2009. During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the convertible notes accrue interest at 18% per annum, compounded quarterly, and are due in November 2013. Interest only payments are to be made quarterly. At the election of the holder, principal amounts of the notes are convertible into $50,000 per membership unit of the Parent. The Company’s mining properties and equipment have been pledged as collateral to these notes. The balances of these notes were $5,791,701 at December 31, 2012 and 2011, respectively.

On May 14, 2007, an affiliate of the Parent entered into a loan for $8,050,000. The loan was due May 2009. The loan pays interest at the rate of 12% per annum, payable monthly. During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the loans accrue interest at 18% per annum, compounded quarterly, and are due November 2013. At the election of the holder, the principal amount of the loan can be exchanged for $13,416,666 of Series A Bonds of the Parent. The Company’s mining properties and equipment have been pledged as collateral to this note. The balance of this note was $9,680,125 at December 31, 2012 and 2011, respectively.

On January 22, 2008, an affiliate of the Parent entered into a loan for $5,000,000. The loan was due January 2009. The loan pays interest at the rate of 12% per annum, payable monthly. During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the loans accrue interest at 18% per annum, compounded quarterly, and are due November 2013. At the election of the holder, the principal amount of the loan can be exchanged for shares of an investment of the Parent at $1.00 per share, exchanged for the affiliate’s assets, or exchanged for bonds of an investment of the Parent at $1.00 principal for each $1.00 par amount of a bond. The Company’s mining properties and equipment have been pledged as collateral to this note. The balance of this note was $6,108,022 at December 31, 2012 and 2011, respectively.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Redeemable option.

An affiliate of the Parent offered redeemable options to certain debt holders (“Optionee”) to purchase membership units in an equity owner of the Parent. The affiliate as Optionor grants to each Optionee the option to put all or any portion of the membership units to the affiliate. The Company’s mining properties and equipment have been pledged as collateral to the redeemable interest. The balance of this redeemable option was $5,950,000 at December 31, 2012 and 2011.

The following is a summary of the loans as of the years ended December 31, 2012 and 2011.

	December 31,
	2012	2011
Total push-down debt obligation	$21,579,848	$21,579,848
Push-down redeemable option obligation	5,950,000	5,950,000
Total push-down debt and redeemable option obligation	27,529,848	27,529,848
Accrued interest on push-down of the Parent and its affiliate	26,448,883	18,813,444
Total combined push-down debt components	$53,978,731	$46,343,292

During 2012 and 2011, the Parent and its affiliate have not made the interest payments on the notes or bonds; thus, an event of default may be present. Because of the non-payment of interest, the Company has classified the notes and bonds as current.

Note 9–Notes Payable

During July 2010, the Company entered into Series A 8% bonds for a total of $5,000,000, of which $1,235,500 was funded. The bonds matured during July 2012, with interest accruing at 8%. With the default, interest on the bonds accrues at 12%. The unpaid interest on the bonds shall be due and payable quarterly in arrears on the last day of each October, January, April, and July commencing in October 2010. The Company will make a bonus payment of $50,000 per bond upon maturity. The loans are currently in default and due on demand.

The holders each received five-year warrants to purchase 0.67 membership units of EGLLC per $50,000 bond at a purchase price of $37,500 per membership unit and on July 31, 2011 an additional five-year warrant to purchase 0.67 membership units of EGLLC per $50,000 bond at a purchase price of $37,500 per membership unit was issued. The warrants expire July 31, 2015. The warrants were valued using the Black-Scholes pricing model and expensed during 2010.

	December 31,
	2012	2011
Series A 8% bonds	$919,779	$1,399,779
Less current portion	(919,779)	(1,399,779)
	$-	$-

Promissory Notes – Related Parties

During 2012, the Company entered into a series of promissory notes with related parties for a total of $577,260. The notes mature on May 31, 2013 and accrue interest at a rate of 6%. The Company paid $371,523 on the notes during 2012.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	December 31,
	2012	2011
Promissory Notes	$205,737	$-
Less current portion	(205,737)	-
	$-	$-

Promissory Notes

During 2012, the Company entered into a promissory note with an un-related party for a total of $500,000. The note matures on March 31, 2013 and accrues interest at a rate of 6%. Subsequent to December 31, 2012, this note was extended to May 31, 2013.

	December 31,
	2012	2011
Promissory Notes	$500,000	$-
Less current portion	(500,000)	-
	$-	$-

Related Party Convertible Bridge Loans

During February 2012, the Company entered into three convertible bridge loans with a related parties totaling $1,800,000 due in August 2012. The loans were unsecured and called for 12% annual interest on the outstanding unpaid principal. The agreements provided that upon the reverse merger, the holder would be able to convert the entire principal and accrued interest then outstanding into Units of the Company at a conversion price of $1.00 per Unit. Each Unit consisted of one share of common stock and a warrant to purchase one-half share of common stock at an exercise price of $1.50 per share. Each Unit also contained a contingent warrant exercisable upon closing of a private placement offering (“PPO”) at a price of less than $1.25 per share. The conversion option was to expire upon the completion of a PPO within 90 days of the reverse merger. The Company did not complete the PPO with the 90 days causing the conversion feature to expire during July 2012. Because of the non-payment of interest, the bridge loans are considered in default and currently bear interest at the 14% default rate.

The Company analyzed the conversion option at issuance and again at the time of the reverse merger. Upon the reverse merger, the Company determined that the conversion options did not require bifurcation and accounting for as derivatives under ASC 815. The conversion options were considered indexed to the Company’s stock (ASC 815-10-15-74) and, if freestanding to be classified in the statement of stockholder’s equity (ASC 815-40-25). The Company calculated the beneficial conversion features to be valued at $532,905 and recorded this amount as a discount on the debt with a corresponding credit in equity. The debt discount was amortized over the term of the debt.

Unrelated Party Convertible Bridge Loans

During April 2012, the Company entered into a bridge loan with an unrelated party for $100,000 due October 2012. The loan is unsecured, has an annual interest rate of 12% on the outstanding, unpaid principal. Prior to the maturity date, the holder may have converted the entire principal and accrued interest, then outstanding, into Units as in the related party convertible bridge loans. Furthermore, should the Company have completed a PPO prior to the maturity date, the bridge loan would have automatically converted into Units. If no PPO was completed by maturity, the Holder had a put right exercisable within 30 days after the maturity date. The put was not exercised and because of the non-payment, the bridge loan is considered in default.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company analyzed the $100,000 convertible bridge loan upon issuance to determine if the conversion option required bifurcation and accounting for as a derivative instrument. The conversion option along with the contingent put did not meet the scope exception under ASC 815 to allow equity classification. As described above, the put could have been exercised at maturity if there was no PPO. The put was exercisable at the holder’s option for 30 days following maturity. The complex embedded derivative consisting of the conversion option and the put was bifurcated and accounted for as derivative instrument separate from the host. The Company used the lattice pricing model to value the derivative. The value at issuance was de minims

	December 31,
	2012	2011
Convertible bridge loans principal amount - related party	$1,800,000	$-
Convertible bridge loans principal amount - unrelated party	100,000	-
Effect of beneficial conversion	(532,905)	-
Accretion of debt discount	532,905	-
Net convertible bridge loans	$1,900,000	$-

Note 10 - Capital Leases

The Company has acquired equipment under the provisions of long-term capitalized leases. For financial reporting purposes, the present value of future minimum lease payments relating to the assets has been capitalized. The leases expire in September 2013. Subsequent to year end a piece of equipment was repossessed.

The assets under capital lease have cost and accumulated amortization as follows:

	December 31,
	2012	2011
Equipment	$245,869	$916,736
Less accumulated depreciation	(50,696)	(48,963)
	$195,173	$867,773

Maturities of capital lease obligations are as follows:

Year ending December 31, 2012
2013	$112,621
Total minimum lease payments	112,621
Amount representing interest	(17,892)
Present value of net minimum lease payments	94,729
Less current portion	(94,729)
Long-term capital lease obligation	$-

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Income Taxes

Deferred income taxes have been provided for temporary differences that exist between the financial reporting and income tax bases of assets and liabilities and have been classified as either current or non-current based upon the related assets or liabilities.

The sources of income (loss) before income taxes were as follows:

	2012	2011
United States	$(23,116,060)	$(29,564,259)
Foreign	-	-
Loss before income taxes	$(23,116,060)	$(29,564,259)

Income tax expense (benefit) attributable to income (loss) before income taxes consists of:

	2012	2011
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	(3,589,853)	(700,962)
State	(268,916)	(149,235)
Valuation Allowance	3,858,769	850,197
	-	-

Income tax expense (benefit)	$-	$-

Income tax expense (benefit) attributable to income (loss) before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

	2012	2011
Computed expected tax expense (benefit)	$(7,859,460)	$(10,051,848)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	(1,029,820)	(98,495)
Non-deductible penalties	125,465	192,044
Non-deductible related party losses	(814,300)	6,398,441
Non-deductible distributions	2,038,115	-
Non-deductible push down interest and redeemable obligation	3,155,966	2,709,661
Beneficial Conversion Accretion	204,929	-
Change in valuation allowance	4,179,105	850,197
Income tax expense (benefit)	$-	$-

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31 are as follows:

	2012	2011
Net operating loss and carry-forwards	$4,441,379	$3,338,941
Accrual to cash	-	179,939
Equity compensation	1,326,163	-
Accrued liabilities	1,135,748	-
Inventory	1,311,836	1,275,910
Accrued reclamation	8,395,657	7,685,342
Other	226,378	500
Total deferred tax assets	16,837,161	12,480,632

Buildings and equipment	(2,971,135)	(2,837,270)
IRC Section 481(a) Adjustments	(363,896)	-
Other	-	-
Total deferred tax liabilities	(3,335,031)	(2,837,270)

Net deferred tax asset(liability) before valuation allowance	13,502,130	9,643,362

Valuation allowance	(13,502,130)	(9,643,362)

Total net deferred tax assets	$-	$-

	2012	2011
Current assets	1,491,674	1,455,849
Current liabilities	-	-
Valuation allowance	(1,196,210)	(1,124,885)
Total current	295,464	330,964

Non-current assets	15,345,488	11,024,783
Non-current liabilities	(3,335,030)	(2,837,270)
Valuation allowance	(12,305,922)	(8,518,477)
Total non-current	(295,464)	(330,964)

As of December 31, 2012, ESRI has consolidated federal net operating loss carryforwards of approximately $82 million. These losses may be carried forward and will expire over the period from 2023 through 2032. A significant portion of the gross net operating loss is subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state tax laws. Upon review, the Company has determined that the limitation is significant enough that it will not recognize a deferred tax asset for net operating losses in excess of the amount that is more likely than not to be available after limitation. Consequently, ESRI has only recognized a gross deferred tax asset of approximately $4.5 million related to the net operating losses. The Company recorded a full valuation allowance against this remaining portion of the net operating loss deferred tax asset. Although this portion of the net operating loss is not expected to be limited under Section 382, the Company has determined that it is not more likely than not that the remaining deferred tax asset will be fully utilized on future income tax returns after a an analysis of the available evidence.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2012, and 2011, the Company has a valuation allowance on its deferred tax assets as it cannot conclude that it is more likely than not that the deferred tax assets will be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, future taxable income projections, and tax planning strategies in making this assessment. The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods.

The Company did not have any unrecognized tax benefits as of the years ended December 31, 2012 or 2011.

Note 12 – Shareholders’ Deficit

Common Stock

As of December 31, 2012, the authorized share capital of the Company consisted of 300,000,000 shares of common stock with a par value of $0.001 per share. There were 198,550,000 shares of common stock issued and outstanding as of December 31, 2012.

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

During May and June 2012, the Company completed a private placement for 150,000 and 230,000 units for $150,000 and $230,000, respectively.  Each unit consisted of one share of common stock and a warrant, representing the right to purchase one-half share of common stock, exercisable for a period of five (5) years from issuance, at an exercise price of $1.50 per whole share.  The shares of common stock contained in the units and underling the warrants carry mandatory registration rights. Subsequent to the private placement the investors with 65,000 units agreed to renounce all right, title and interest in and to the warrants contained in the private placement units.

The Company agreed to file the registration statement no later than ninety calendar days following the final closing of the private placement and use its best efforts to ensure that such registration statement is declared effective within one hundred fifty calendar days of filing with the SEC (the “Effectiveness Deadline”).

If the Company is late in filing the registration statement or if the registration statement is not declared effective by the Effectiveness Deadline, monetary penalties payable by the Company to each holder of registrable securities will commence to accrue and cumulate at a rate equal to 1.0% of the purchase price per share paid by such holder for the registrable securities for each full period of 30 days that (i) the Company is late in filing the registration statement or (ii) the registration statement is late in being declared effective by the SEC (which shall be pro-rated for any period less than 30 days); provided, however, that in no event shall the aggregate of any such penalties exceed 10% of the purchase price per share paid by such holder for the registrable securities. Notwithstanding the foregoing, no payments shall be owed with respect to any period during which all of the holder’s registrable securities may be sold by such holder under Rule 144 or pursuant to another exemption from registration. Moreover, no such payments shall be due and payable with respect to any registrable securities the Company is unable to register due to limits imposed by the SEC’s interpretation of Rule 415 under the Securities Act.

The Company has agreed to maintain the effectiveness of the registration statement through the earlier of second anniversary of the date the registration statement is declared effective by the SEC or until Rule 144 of the Securities Act is available to the holders to allow them to sell all of their registrable securities thereunder. The holders of any registrable securities removed from the registration statement as a result of any Rule 415 or other comments from the SEC shall have “piggyback” registration rights for the shares of common stock or common stock underlying such warrants with respect to any registration statement filed by us following the effectiveness of the registration statement which would permit the inclusion of these shares. As of December 31, 2012, the Company has accrued a $38,000 for potential penalties related to the registration of the shares from the private stock sale.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Convertible Redeemable Preferred Stock

The authorized share capital of the Company includes 10,000,000 shares of Series A Convertible Redeemable Preferred Stock (“Preferred Stock”), issued April 6, 2012 with a par value of $0.001 per share, all 10,000,000 shares were outstanding at December 31, 2012. The holder of the Preferred Stock is entitled to receive, out of funds legally available the cumulative non-compounding preferential dividends at the rate of 12% of the stated value of $6.00 per share per year. No dividends may be declared or paid on the shares of common stock or any other capital stock of the Company so long as any shares of the Preferred Stock remain outstanding. As of December 31, 2012, no dividends have been declared on the Preferred Stock. However, the Company has accrued dividends in arrears totaling $5,300,000 to the benefit of the Preferred Stock shareholders. The Preferred Stock has been designated to pay off the push down obligation which has been collateralized by assets of the Company. As money is distributed to the holder of the Preferred Stock either as a dividend or in redemption, it must be used to pay the interest and principle on the push down obligations that are reflected in the accompanying financial statements. The holders of the Preferred Stock have the option to redeem the Preferred Stock six months from the date of issuance or the date that the Company produces 25,000 ounces of gold, at any time prior to the third anniversary of issuance out of legally available funds. Under Delaware law, the board of directors has the discretion to determine, in good faith, whether there are sufficient legally available funds to make redemption. A surplus alone does not constitute legally available funds; the board of directors must determine if the funds available are sufficient to cover the redemption without making the Company insolvent. The contingency of six months has not been met because the redemption of the Preferred Stock would result in the insolvency of the Company. The Preferred Stock has been recorded as a deemed distribution at its estimated fair value of $13,656,708 based upon the discounted cash flows to be received by stock holders as follows:

Initial redemption value of preferred stock	$60,000,000

Less: “push down” debt plus accrued interest equal to be paid from the proceeds of the preferred stock	(46,343,292)

Net excess cash flow attributable to the preferred stock at the date of acquisition	$13,656,708

Stock Option Plan

The Company's stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan") on April 5, 2012 pursuant to which a total of 20,000,000 shares of common stock have been reserved for issuance to eligible employees, consultants, and directors of the Company. The 2012 Plan provides for awards of non-statutory stock options, incentive stock options, stock appreciation rights, performance share awards, and restrictive stock awards within the meaning of Section 422 of the IRC, as amended and stock purchase rights to purchase shares of the Company's common stock.

The 2012 Plan is administered by the Board of Directors, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and stock purchase rights are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, and all other terms and conditions of each award. Stock options have a maximum term of ten years. It is the Company's practice to grant options to employees with exercise prices equal to or greater than the estimated fair market value of its common stock. The 2012 Plan shall terminate within ten years.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of each award is estimated on the date of grant. Stock option values are estimated using the Black Scholes option valuation model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. The expected term was determined using the simplified method of estimating expected option life which qualify as “plain vanilla” options. Expected volatilities used in the valuation model are based on the average volatility of stock for three publicly traded companies determined to be in a similar industry and with the same market capitalization as the Company. The risk free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant. The valuation model assumes no dividends with a forfeiture rate of 3%. During the year ended December 31, 2012, the Company recorded stock based compensation expense of $2,216,516 associated with stock options. As of December 31, 2012, the Company has estimated $6,862,592 of future compensation costs related to the unvested portions of outstanding stock options.

Stock based compensation related to common stock issued to a third party vendor in exchange for services were valued at 1,801,054, with no forfeiture rate, the stock options vest over one year. As of December 31, 2012, the Company has recorded $1,232,093 in consulting expense. As of December 31, 2012, the Company has estimated $568,961 of future expense related to the unvested portions of outstanding stock options.

Stock option activity for the year ended December 31, 2012 was as follows:

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding - December 31, 2011	-	$-
Granted	12,920,000	0.96
Forfeited/canceled	(260,000)	1.00
Exercised	-	-
Outstanding - December 31, 2012	12,660,000	$0.96

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$0.75	2,000,000	$0.75	9.32	1,375,342	$0.75
$1.00	10,660,000	1.00	9.27	-	-
Total - December 31, 2012	12,660,000	$0.96	9.30	1,375,342	$0.75

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Approximate risk-free rate	0.89% - 1.42%
Average expected term	5.5 – 6.5 years
Dividend yield	-%
Volatility	91.33% - 92.33%
Estimated fair value of total options granted	$0.86 - $0.90

As of December 31, 2012, there was approximately $12,000 in unrecognized compensation cost related to non-vested options granted under the Company’s 2012 Plan. The cost is expected to be recognized over a period of 5.5 years.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Warrants

During 2012, the Company issued 315,000 warrants in consideration of the private placement financing. The agreement provides and exercise price of $1.50 which expires if unexercised within 5 years. The warrants were valued using the Black-Scholes option pricing model with the assumption of volatility between 93.47% and 93.88%, a risk free rate between 0.69% and 0.77%, and no dividend yield. The estimated value of $204,874 was recorded as a warrant derivative liability and is adjusted to fair value at each reporting period because the warrants have and adjustment of exercise price upon the issuance of additional shares of common stock.

Warrant activity for the year ended December 31, 2012 was as follows:

Weighted
	Stock	Average
	Warrants	Exercise Price
Outstanding - December 31, 2011	-	$-
Granted	315,000	1.50
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2012	315,000	$1.50

The following table presents the composition of options outstanding and exercisable at December 31, 2012:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number	Price*	Life*
$1.50	315,000	$1.50	4.43

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Payment of Expenses by the Parent

During 2012 the Parent paid $878,298 in legal fees on behalf of the Company, this has been included as contribution of capital.

Note 13 - Commitments and Contingencies

Property Taxes

The Company is not current with its 2012, 2011, 2010, and 2009 property taxes. The total amount past due, inclusive of interest and penalties, as of December 31, 2012 and 2011 is approximately $3,200,000 and $2,600,000, respectively. The Company is in the process of assessing the implications of the unpaid property taxes.

Payroll Taxes

The Company is not current with its 2012 payroll taxes. The total amount past due as of December 31, 2012 is approximately $160,000. As the date of the report the past due balance is $121,000. The Company is in the process of assessing the implications of the unpaid payroll taxes.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Note 14 - Related Party Transactions

During 2011, the Company entered into an ore purchase agreement (“Agreement”) with an affiliate of EGI to sell 50% of the first 72,727 ounces of gold produced from the Golden Dream Mine for an up-front payment of $10,000,000 of consideration (See Note 7).

Upon the closing of the Merger, the Company entered into a management services agreement with Black Diamond Financial Group, LLC to provide certain management, financial and accounting services for $15,000 per month plus $200 per hour for each additional hour of service in excess of 125 hours to the Company. The management services agreement has an initial term of three years and may be extended thereafter for successive one-year terms. Management fee expense was $468,750 for the year ended December 31, 2012 and is included in general and administrative expenses

During February 2012, the Company entered into convertible bridge loans with related parties totaling $1,800,000 due in August 2012. Because of the non-payment under the terms of the bridge loans, the bridge loans are considered in default and accruing interest at the default interest rate of 14%. (Note 9)

During 2012, the Company entered into a series of promissory notes with related parties for a total of $577,260. The notes mature on May 31, 2013 and accrue interest at a rate of 6%. During October, 2012, promissory notes totaling $371,523 were paid. (Note 9)

Note 15 – Subsequent Events

During February and March, 2013, the Company received an aggregate of up-front payments of $920,000, from related parties, and issued $1,000,000 from the MPRPA to the secured creditor in exchange for a standstill agreement.

