Form 10-Q
period 2013-03-31
Eastern Resources, Inc.
filed 2013-05-15
CIK 1429373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 198,550,000 shares of the issuer’s common stock outstanding as of May 15, 2013.

EASTERN RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31
	2013	2012

Assets
Current assets
Cash and cash equivalents	$119,043	$113,505
Accounts receivable other	-	1,008
Inventory, net	886,977	886,977
Total current assets	1,006,020	1,001,490

Non-current assets
Buildings, equipment, and land, net	5,506,832	5,573,565
Mine development	5,102,217	5,102,217
Mining properties and mineral interests, net	16,455,912	16,440,879
Deposits for reclamation obligations	16,780,285	16,780,285
Total non-current assets	43,845,246	43,896,946

Total assets	$44,851,266	$44,898,436

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable	$1,117,533	$1,425,073
Accrued liabilities	5,656,569	5,455,419
Accounts payable - related party	326,524	98,919
Promissory notes	748,537	705,737
Convertible bridge loans	1,800,000	1,900,000
Current portion of capital lease obligation	45,039	94,729
Series A 8% bonds	919,779	919,779
Refundable customer deposit, ore purchase agreement	11,680,000	10,760,000
Push-down redeemable obligation of Parent and its affiliate	5,950,000	5,950,000
Push-down interest of Parent and its affiliate	29,314,632	26,448,883
Push-down debt of Parent and its affiliate	21,579,848	21,579,848
Total current liabilities	79,138,461	75,338,387

Non-current liabilities
Warrant liability	75,036	204,874
Reclamation liability	25,200,129	24,640,321
Ore purchase derivative contract	17,123,399	16,701,404
Total non-current liabilities	42,398,564	41,546,599
Total liabilities	121,537,025	116,884,986

Series A 12% convertible redeemable preferred stock, $0.001 par value 10,000,000 shares
authorized, issued, and outstanding at March 31, 2013 and December 31, 2012	13,656,708	13,656,708
Series A convertible redeemable preferred stock accrued dividend	7,100,000	5,300,000
Total convertible redeemable preferred stock	20,756,708	18,956,708

Commitments and contingencies

Shareholders’ deficit

Common stock $0.001 par value 300,000,000 authorized at March 31, 2013 and December 31, 2012, 198,550,000 were issued and outstanding at March 31, 2013 and December 31, 2012	198,550	198,550
Additional paid-in capital	4,563,960	3,357,564
Accumulated deficit	(102,204,977)	(94,499,372)
Total Shareholders' deficit	(97,442,467)	(90,943,258)

Total liabilities, convertible redeemable preferred stock and shareholders’ deficit	$44,851,266	$44,898,436

The accompanying notes are an integral part of these statements.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012

Metal sales	$-	$-

Operating expenses
General and administrative	1,777,746	431,478
Accretion expense	559,808	363,240
Mine care and maintenance	272,051	99,695
Depreciation and amortization	1,317	1,041
Total operating expenses	2,610,922	895,454

Loss from operations	(2,610,922)	(895,454)

Other (expense) income
Interest expense	(2,969,465)	(1,956,095)
Interest income	54	72
Other	(33,115)	10,385
Change in fair value of warrant liability	129,838	-
Loss on ore purchase derivative	(1,871,308)	-
Change in fair value of derivative instrument contract	1,449,313	(284,223)
Total other expense	(3,294,683)	(2,229,861)

Net Loss	(5,905,605)	(3,125,315)

Preferred dividend	(1,800,000)	-

Net loss available to common shareholders	$(7,705,605)	$(3,125,315)

Earnings per share:
Basic and diluted loss per share	$(0.04)	$(0.02)
Weighted average number of common shares outstanding	198,550,000	180,000,000

The accompanying notes are an integral part of these statements.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	2013	2012
Cash flows from operating activities
Net loss	$(5,905,605)	$(3,125,315)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	1,317	1,041
Accretion expense	559,808	363,240
Loss on ore purchase derivative	1,871,308	-
Change in fair value of derivative instrument	(1,449,313)	284,223
Loss on disposal of equipment	33,115	-
Employee stock compensation	755,631	-
Stock options for services	450,765	-
Change in fair value of warrant liability	(129,838)	-
Push-down redeemable obligation of Parent and its affiliate	-	220,063
Push-down interest of Parent and its affiliate	2,865,749	1,688,474

Changes in operating assets and liabilities
Accounts receivable other	1,008	(30,610)
Inventory	-	18,546
Other current assets	-	(225)
Accounts payable	(322,573)	(44,549)
Accounts payable - related party	227,605
Accrued liabilities	201,150	79,329
Refundable customer deposit, ore purchase agreement	920,000	-
	5,985,732	2,579,532
Net cash provided by (used in) operating activities	80,127	(545,783)

Cash flows from investing activities
Purchase of building and equipment	(3,449)	-
Additions to mine development	-	(794,617)
Additions to mining properties and mineral interests	-	(15,033)
Change in deposits for reclamation obligation	-	50,050
Net cash used in investing activities	(3,449)	(759,600)

Cash flows from financing activities
Payments on series A 8% bonds	-	(450,000)
Proceeds from bridge loans	-	1,800,000
Payments on bridge loans	(100,000)	-
Proceeds from promissory notes	42,800	-
Payments on capital lease obligations	(13,940)	(203,380)
Payments of distributions to stockholders	-	(100,000)
Net cash (used in) provided by financing activities	(71,140)	1,046,620

Net increase (decrease) in cash and cash equivalents	5,538	(258,763)
Cash and cash equivalents - beginning of year	113,505	358,125
Cash and cash equivalents - end of year	$119,043	$99,362

Supplemental cash flow disclosures
Cash paid for interest	$39,587	$123,640
Non-cash financing and investing activities
Depreciation expense capitalized to mine development	$-	$39,132
Mining properties and mineral interests included in accounts payable	$15,033	$-
Mine developmen t costs included in accounts payable	$-	$109,273
Cancellation of capital lease	$(35,750)	$-
Series A Convertible Redeemable Preferred stock dividend	$1,800,000	-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of March 31, 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on April 16, 2013.

EASTERN RESOURCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Description of Business

EGI and MTMI (collectively, “Elkhorn”) were formed for the purpose of acquiring, holding, operating, selling, and otherwise dealing in assets of mining operations with gold and other metal reserves and exploration potential. Elkhorn’s objective is to operate mines and expand its interests through acquisition and exploration. Elkhorn has one mineral property that has completed the permitting process. That property has developed the 650-foot underground access tunnel to reach the top of the ore body and will finish the process of installing required infrastructure to allow access to the lower levels of ore once sufficient funding is received. In addition, a second property has completed the permitting, except for posting the required reclamation bonding. Lastly, Elkhorn has several mineralized targets in the exploration stage. The permitted or nearly permitted mines include Golden Dream Mine (formerly referred to as the Sourdough Mine) and Montana Tunnels Mine (“Montana Tunnels”), and the mineralized properties available to develop mine plans are East Butte, Gold Hill/Mount Heagan, and Carmody (collectively, the “Elkhorn Project”), and the expansion of the previously operated Diamond Hill Mine. All the mines and properties are located in Jefferson County, Montana, with the exception of the Diamond Hill Mine, which is in Broadwater County, Montana. Elkhorn maintains its principal executive office in Denver, Colorado.

On May 8, 2012, the Company declared a 2 to 1 forward stock split on our Common Stock outstanding in the form of a dividend, with a record date of May 17, 2012, with a payment date of June 8, 2012. We have reflected the effect of this forward stock split on a retroactive basis on all common stock share amounts disclosed throughout this report.

Note 2 - Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash, accounts payable, and accrued liabilities, approximated fair value as of March 31, 2013 and December 31, 2012 because of the relatively short maturity of these instruments.

The Company applies the guidance to financial assets and liabilities measured at fair value on a recurring basis. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The following assets are measured at fair value on a recurring basis as of March 31, 2013:

Description	Level 1	Level 2	Level 3	Total

Ore purchase derivative contract	$-	$-	$(17,123,399)	$(17,123,399)
Warrant liability	$-	$-	$(75,036)	$(75,036)

EASTERN RESOURCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

The following assets are measured at fair value on a recurring basis as of December 31, 2012:

Description	Level 1	Level 2	Level 3	Total

Ore purchase derivative contract	$-	$-	$(16,701,404)	$(16,701,404)
Warrant liability	$-	$-	$(204,874)	$(204,874)

Ore Purchase Derivative Contract: Based on: (i) contract terms of the production of 38,451 ounces of gold; (ii) projected future gold prices garnered from GCJ2 Comb Commodity Futures as of March 31, 2013; and (iii) discount rate determined based on the observed weighted average cost capital of a group of publicly traded comparable companies using a discounted cash flow model. The model is most sensitive to the future price of gold and expected delivery of ore.

Warrant Liability: Based on: (i) stock price; (ii) volatility calculated on the average volatility of stock for three publicly traded companies determined to be in a similar industry and with the same market capitalization as the Company; and (iii) risk free rate for the expected term of the option is based on the United States Treasury yield curve in effect on March 31, 2013.

There were no changes to the valuation techniques used during the three months ended March 31, 2013 or the year ended December 31, 2012.

The following table presents information about significant unobservable inputs to the Company’s Level 3 financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs

Ore purchase derivative contract	$17,123,399	Discounted cash flow model	Production commencement Production period discount rate	January 2014, 24 Months, 25%

Warrant liability	$75,036	Black-Scholes Model	Volatility	Approximate risk free rate: 0.668%; Expected term: 4.5 years; Volatility: 65.40% - 70.47%

Future increases in the credit adjusted discount rate will result in a decline in the fair value of the ore derivative contracts.

Changes in the estimates of timing production of the ore further out into the future periods would cause a change in the value of the ore derivative liability.

Changes in the stock price, volatility, and the approximate risk-free rate would cause a change the value of the warrant liability.

The change in fair value of derivative instrument contract included in the statement of operations was 1,449,313 and ($284,223) for the three months ended March 31, 2013 and 2012, respectively.

EASTERN RESOURCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

The change in valuation of warrant liability was $129,838 and zero for the three months ended March 31, 2013 and 2012, respectively.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2012:

	Embedded Derivative	Warrant Liability

Beginning balance – December 31, 2012	$(16,701,404)	$(204,874)
New contracts entered into	(1,871,308)	-
Total gains or losses (realized/unrealized)
Included in earnings	1,449,313	129,838
Transfers in and/or out of Level 3
Ending balance – March 31, 2013	$(17,123,399)	$(75,036)

The embedded derivative is summarized between related and non-related parties as follows:

Related party embedded derivative	$16,162,215
Non-related party embedded derivative	961,184
Total embedded derivative	$17,123,399

Note 3 - Management’s Plan

At March 31, 2013, the Company has not generated any revenues to fund operations. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements for mine development and raise additional capital, which will require the issuance of additional debt and/or equity securities. The Company is attempting to raise capital through gold streaming, whereby upfront cash payments are exchanged for a percentage of the future gold production by the Golden Dream Mine. All of the company’s mining projects have been placed in care and maintenance until the Company secures additional financing. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4–Accrued Liabilities

Accrued expenses consist of the following:

	March 31,	December 31,
	2013	2012
Property and mining taxes payable	$3,404,429	$3,228,136
Interest	1,515,001	1,450,872
Environmental remediation	380,000	380,000
Payroll and related expenses	240,964	358,411
Other	116,175	38,000
Total	$5,656,569	$5,455,419

EASTERN RESOURCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Customer Deposits

During April, 2011 the Company entered into a Minerals Product Receivables Purchase Agreement (the “MPRPA”), with an affiliate of the Parent. In October, 2012, the MPRPA was amended to sell up to 50% of the first 160,000 ounces of gold produced from the Golden Dream Mine for up-front payments of $25,391,200. As of March 31, 2013, the Company has received $11,680,000 of up-front payments and is obligated to sell 50% of the first 38,451 ounces to the holders of the MPRPA. The following is a reconciliation of the up-front payment and ounces sold under the MPRPA as of March 31, 2013:

	Up-front Payments	Ounces
December 31, 2011	$10,000,000	33,360

Additions	760,000	2,303
Delivery	-	-

December 31, 2012	10,760,000	35,663

Additions	920,000	2,788
Delivery	-	-

March 31, 2013	$11,680,000	38,451

MPRPA, as amended, requires the Company to pay all proceeds from 50% of the sales of gold in excess of the lesser of $500 per ounce or the latest COMEX spot gold price, if any, to the customers. Additionally, the customers may purchase 15% (prorated if the entire MPRPA is not fully subscribed) of the ounces produced by the mine after the mine has produced in excess of 250,000 aggregate ounces for a purchase price of the lesser of $600 per ounce or the latest COMEX spot gold price. The term of the MPRPA is through the closure of the Golden Dream Mine. Currently the Company estimates reserves at approximately 258,000 ounces of gold.

The MPRPA includes an embedded derivative, which is valued using a discounted cash flow model with the major inputs of: (i) a 25% discount rate, (ii) gold future pricing, (iii) measurement date with the receipt of payment, and (iv) and management’s forecast to produce 79,932 ounces by December 2015. During the three months ended March 31, 2013, the Company recognized $1,871,308 of loss on the ore purchase agreement to reflect the difference between fair value of the derivative contract liability and the agreement. The customer deposit will be reduced by the Company with the delivery of the gold. The fair value of the embedded derivative fluctuates with changes in the price of gold and expected delivery of ore.

The up-front payments of $11,680,000, at March 31, 2013, have been recognized as refundable customer deposits until the gold is sold. The refundable customer deposits are considered current due to the party’s making the payments having the right, upon written notice, at their option to demand repayment of the up-front cash deposit, without interest, for any shortfall in delivered ounces and the uncertainty of the commencement of ore production and the price of gold.

Note 6–Notes Payable

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

The holders each received five-year warrants to purchase 0.67 membership units of EGLLC per $50,000 bond at a purchase price of $37,500 per membership unit and on July 31, 2011 an additional five-year warrant to purchase 0.67 membership units of EGLLC per $50,000 bond at a purchase price of $37,500 per membership unit was issued. The warrants expire July 31, 2015. The warrants were valued using the Black-Scholes pricing model and expensed during 2010 and 2011.

EASTERN RESOURCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

	March 31,	December 31,
	2013	2012
Series A 8% bonds	$919,779	$919,779
Less current portion	(919,779)	(919,779)
	$-	$-

Promissory Notes – Related Parties

During 2012 and 2013, the Company entered into a series of promissory notes with related parties for a total of $42,800 during 2013 and $577,260 during 2012. The notes mature on May 31, 2013 and accrue interest at a rate of 6%. The Company paid $371,523 on the notes during 2012.

	March 31,	December 31,
	2013	2012
Promissory Notes	$248,537	$205,737
Less current portion	(248,537)	(205,737)
	$-	$-

Promissory Notes

During 2012, the Company entered into a promissory note with an un-related party for a total of $500,000. The note originally matured on March 31, 2013 and accrued interest at a rate of 6%. In March 2013, this note was extended to May 31, 2013 and the interest rate was amended to 8%.

	March 31,	December 31,
	2013	2012
Promissory Notes	$500,000	$500,000
Less current portion	(500,000)	(500,000)
	$-	$-

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

EASTERN RESOURCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

Unrelated Party Convertible Bridge Loans

During April 2012, the Company entered into a bridge loan with an unrelated party for $100,000, which was paid in full during March 2013.

	March 31,	December 31,
	2013	2012
Convertible bridge loans principal amount - related party	$1,800,000	$1,800,000
Convertible bridge loans principal amount - unrelated party	-	100,000
Net convertible bridge loans	$1,800,000	$1,900,000

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

$5,000,000 Series A Convertible notes were due in December 2007. During 2007, the notes were extended to December 2009. During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the convertible notes accrue interest at 18% per annum, compounded quarterly, and are due in April 2015. Interest only payments are to be made quarterly. At the election of the holder, principal amounts of the notes are convertible into $50,000 per membership unit of the Parent. The Company’s mining properties and equipment have been pledged as collateral to these notes. The balances of these notes were $5,791,701 at March 31, 2013 and December 31, 2012.

During 2007, an affiliate of the Parent entered into a loan for $8,050,000. The loan was due May 2009. During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the loans accrue interest at 18% per annum, compounded quarterly, and are due April 2015. At the election of the holder, the principal amount of the loan can be exchanged for $13,416,666 of Series A Bonds of the Parent. The Company’s mining properties and equipment have been pledged as collateral to this note. The balance of this note was $9,680,125 at March 31, 2013 and December 31, 2012.

During 2008, an affiliate of the Parent entered into a loan for $5,000,000. The loan was due January 2009.

During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the loans accrue interest at 18% per annum, compounded quarterly, and are due April 2015. At the election of the holder, the principal amount of the loan can be exchanged for shares of an investment of the Parent at $1.00 per share, exchanged for the affiliate’s assets, or exchanged for bonds of an investment of the Parent at $1.00 principal for each $1.00 par amount of a bond. The Company’s mining properties and equipment have been pledged as collateral to this note. The balance of this note was $6,108,022 at March 31, 2013 and December 31, 2012.

Redeemable obligation of Parent and its affiliate.

An affiliate of the Parent offered redeemable options to certain debt holders (“Optionee”) to purchase membership units in an equity owner of the Parent. The affiliate as Optionor grants to each Optionee the option to put all or any portion of the membership units to the affiliate. The Company’s mining properties and equipment have been pledged as collateral to the redeemable interest. The balance of this redeemable option was $5,950,000 at March 31, 2013 and December 31, 2012.

EASTERN RESOURCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the loans as of the three months ended March 31, 2013 and year ended December 31, 2012:

	March 31,	December 31,
	2013	2012
Total push-down debt of Parent and its affiliate	$21,579,848	$21,579,848
Push-down redeemable obligation of Parent and its affiliate	5,950,000	5,950,000
Total push-down debt and redeemable obligation of Parent and its affiliate	27,529,848	27,529,848
Push-down interest of the Parent and its affiliate	29,314,632	26,448,883
Total combined push-down debt components	$56,844,480	$53,978,731

The Parent and its affiliate have not made the interest payments on the notes or redeemable obligation; thus, an event of default may be present. Because of the non-payment of interest, the Company has classified the debt and redeemable obligation as current.

Note 8 – Shareholders’ Deficit

Common Stock

As of March 31, 2013, the authorized share capital of the Company consisted of 300,000,000 shares of common stock with a par value of $0.001 per share. There were 198,550,000 shares of common stock issued and outstanding as of March 31, 2013.

On June 8, 2012 the Company declared a 2 for 1 forward stock split on the Company’s common stock outstanding in the form of a dividend with a Declaration Date of May 8, 2012 and a Record Date of May 17, 2012. The stock split entitled each common stock shareholder as of the Record Date to receive one additional share of common stock for each share owned. All share and per share amounts presented in the accompanying consolidated financial statements have been restated to reflect this change.

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

EASTERN RESOURCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

The Company has agreed to maintain the effectiveness of the registration statement through the earlier of second anniversary of the date the registration statement is declared effective by the SEC or until Rule 144 of the Securities Act is available to the holders to allow them to sell all of their registrable securities thereunder. The holders of any registrable securities removed from the registration statement as a result of any Rule 415 or other comments from the SEC shall have “piggyback” registration rights for the shares of common stock or common stock underlying such warrants with respect to any registration statement filed by us following the effectiveness of the registration statement which would permit the inclusion of these shares. As of March 31, 2013, the Company has accrued a $38,000 for potential penalties related to the registration of the shares from the private stock sale.

Convertible Redeemable Preferred Stock

The authorized share capital of the Company includes 10,000,000 shares of Series A Convertible Redeemable Preferred Stock (“Preferred Stock”), issued April 6, 2012 with a par value of $0.001 per share, all 10,000,000 shares were outstanding at December 31, 2012. The holder of the Preferred Stock is entitled to receive, out of funds legally available the cumulative non-compounding preferential dividends at the rate of 12% of the stated value of $6.00 per share per year. No dividends may be declared or paid on the shares of common stock or any other capital stock of the Company so long as any shares of the Preferred Stock remain outstanding. As of March 31, 2013, no dividends have been declared on the Preferred Stock. However, the Company has accrued dividends in arrears totaling $7,100,000 to the benefit of the Preferred Stock shareholders. The Preferred Stock has been designated to pay off the push down obligation which has been collateralized by assets of the Company. As money is distributed to the holder of the Preferred Stock either as a dividend or in redemption, it must be used to pay the interest and principle on the push down obligations that are reflected in the accompanying financial statements. The holders of the Preferred Stock have the option to redeem the Preferred Stock six months from the date of issuance or the date that the Company produces 25,000 ounces of gold, at any time prior to the third anniversary of issuance out of legally available funds. Under Delaware law, the board of directors has the discretion to determine, in good faith, whether there are sufficient legally available funds to make redemption. A surplus alone does not constitute legally available funds; the board of directors must determine if the funds available are sufficient to cover the redemption without making the Company insolvent. The contingency related to redemption has not been met because the redemption of the Preferred Stock would result in the insolvency of the Company. The Preferred Stock has been recorded as a deemed distribution at its estimated fair value of $13,656,708 based upon the discounted cash flows to be received by stock holders as follows:

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

EASTERN RESOURCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

The fair value of each award is estimated on the date of grant and recognized as expense over the service period which is generally the vesting period. Stock option values are estimated using the Black Scholes option valuation model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. During the three months ended March 31, 2013 the Company recorded stock based compensation expense of $755,631, associated with stock options. As of March 31, 2013, the Company has estimated $6,095,417 of future compensation costs related to the unvested portions of outstanding stock options which is expected to be recognized over the next two years.

Stock based compensation related to common stock issued to a third party vendor, during 2012, in exchange for services were valued at $1,801,054, with no forfeiture rate, the stock options vest over one year. During the three months ended March 31, 2013, the Company recorded $450,765, in consulting expense. As of March 31, 2013, the Company has estimated $118,196 of future expense related to the unvested portions of outstanding stock options.

Stock option activity for the year ended December 31, 2012 and the three months ended March 31, 2013 was as follows:

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding - December 31, 2011	-	$-
Granted	12,920,000	0.96
Forfeited/canceled	(260,000)	1.00
Exercised	-	-
Outstanding - December 31, 2012	12,660,000	0.96
Granted	-	-
Forfeited/canceled	(50,000)	1.00
Exercised	-	-
Outstanding – March 31, 2013	12,610,000	$0.96

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$0.75	2,000,000	$0.75	9.07	2,000,000	$0.75
$1.00	10,610,000	1.00	9.02	-	-
Total - March 31, 2013	12,610,000	$0.95	9.03	2,000,000	$0.75

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

EASTERN RESOURCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

Note 9 - Related Party Transactions

A related party has funded $10,920,000 of the MPRPA which entitles them to 36,148 of the 38,451 ounces of gold to be sold in accordance to the MPRPA. (Note 5)

The Company has a management services agreement with Black Diamond Financial Group, LLC to provide certain management, financial and accounting services for $15,000 per month plus $200 per hour for each additional hour of service in excess of 125 hours to the Company. The management services agreement has an initial term of three years and may be extended thereafter for successive one-year terms. Management fee expense was $45,000 and zero for the three months ended March 31, 2013 and March 31, 2012, respectively and is included in general and administrative expenses

During February 2012, the Company entered into convertible bridge loans with related parties totaling $1,800,000 due in August 2012. Because of the non-payment under the terms of the bridge loans, the bridge loans are considered in default and accruing interest at the default interest rate of 14%. (Note 6)

During 2013 and 2012, the Company entered into a series of promissory notes with related parties for $42,800 and $577,260, respectively. The notes mature on May 31, 2013 and accrue interest at a rate of 6%. During 2012, promissory notes totaling $371,523 were paid; at March 31, 2013, $248,537 was outstanding on the promissory notes. (Note 6)

Note 10 - Commitments and Contingencies

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At March 31, 2013 and December 31, 2012, $25,200,129 and $24,640,321, respectively, was accrued for reclamation costs relating to currently producing mineral properties in accordance with asset retirement obligation guidance.

On May 24, 2010, the Environmental Protection Agency (“EPA”) issued an action memorandum which documented the determination that soil removal was necessary to mitigate threats posed by elevated levels of lead and arsenic in the soil located on property in close proximity to MTMI.  The work of clean-up conducted by the EPA of the Site commenced in June 2010 and was completed by August of the same year.  On August 26, 2010, the Company and the EPA entered into an access and compensation agreement which detailed the responsibilities of both the EPA and the Company with respect to the clean-up and disposal of contaminated soils from the site.  On October 26, 2011 the EPA proposed a settlement of $380,000.  On November 4, 2011, the Company agreed to the EPA proposed amount of $380,000 but added a stipulation that the amount be payable over time depending upon the status of the Company’s operations. The $380,000 settlement will be paid in 35 monthly installments of $2,500 and a final balloon payment of $292,500.

Property Taxes

The Company is not current with its 2012, 2011, 2010 and 2009 property and mining taxes. The total amount past due as of March 13, 2013 and December 31, 2012 is $3,404,429 and $3,228,136, respectively. The Company is in the process of assessing the implications of the unpaid property taxes.

Payroll Taxes

The Company is not current with its 2012 and 2013 payroll taxes. The total amount past due as of March 31, 2013 is approximately $88,000. The Company is in the process of assessing the implications of the unpaid payroll taxes.

EASTERN RESOURCES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)

Standstill Agreement

A standstill agreement with the secured lenders of the push-down debt and redemption obligation of the Parent and its affiliate (Note 7) was executed in May 2013. The standstill agreement prevents the lenders from exercising foreclosure rights against the Company through September 30, 2013. In consideration of the standstill agreement, the Company extended $1,000,000 of the MPRPA (Note 5) to the lender entitling them to 3,030 ounces.

Note 11 – Subsequent Events

On April 23, 2013, the Internal Revenue Service issued a Notice of Federal Tax Lien Filing for Montana Tunnels Mining, Inc. The Lien was in relation to payroll taxes for the tax period of December 31, 2012 and is in the amount of $37,990.

On May 1, 2013 the Company issued 30,000 non-qualified stock options to an employee under the 2012 Plan. These options have a strike price of $1.00, vest in equal annual installments over three years, and expire on June 30, 2023. The options were valued using the Black-Scholes pricing model with a term of 5.5 years, volatility of 80.13%, a discount rate of 0.965%, and a forfeiture rate of 2.84%. The stock options were valued at $6,422 which will be amortized over the vesting period of the options.

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

Background, General Overview and Recent Developments

Merger with MTMI and EGI

On April 6, 2012, (i) MTMI Acquisition Corp., a Delaware corporation formed on February 27, 2012 and a wholly-owned subsidiary of ESRI (“MTMI Acquisition Sub”), merged with and into MTMI, a wholly-owned subsidiary of Elkhorn Goldfields LLC, a Delaware limited liability company (“EGLLC”), with MTMI as the surviving corporation and (ii) EGI Acquisition Corp., a Montana corporation formed on February 27, 2012 and a wholly-owned subsidiary of ESRI (“EGI Acquisition Sub”), merged with and into EGI, a wholly-owned subsidiary of EGLLC, with EGI as the surviving corporation (collectively, the “Merger”). As a result of the Merger, MTMI and EGI became our wholly-owned subsidiaries. In conjunction with and concurrent upon the closing of the Merger, we split off our legacy film making business, Buzz Kill, Inc.

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

The following discussion and analysis provides information which management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The discussion should be read in conjunction with our financial statements and related notes and the other financial information included elsewhere in this Quarterly Report.

General Overview

Elkhorn Goldfields, Inc. and Montana Tunnels Mining, Inc. (referred to together as “Elkhorn”) were formed for the purpose of acquiring, holding, operating, selling, and otherwise dealing in assets of mining operations with gold and other metal reserves and exploration potential. Elkhorn’s objective is to operate mines and expand its interests through acquisition and exploration. Elkhorn has one mineral property, the Golden Dream Mine, which has completed the permitting process, and, upon obtaining sufficient capital, will continue the process of installing required infrastructure. The Golden Dream Mine has developed the 650 foot underground access ramp to reach the upper levels of the ore body. A second Elkhorn property, the Montana Tunnels Mine, has completed permitting except for posting a required reclamation bond. In addition, Elkhorn has several mineralized targets which are in the exploration stage. The mineralized targets are the East Butte, Gold Hill/Mount Heagan, Carmody, and the expansion of the previously operated Diamond Hill Mine. All the mines and properties are located in Jefferson County, Montana with the exception of the Diamond Hill Mine which is in Broadwater County, Montana. Elkhorn maintains its principal executive office in Denver, Colorado.

Expansion of Minerals Product Receivables Purchase Agreement

On August 17, 2012, the Company entered into a letter of intent with Black Diamond Financial Group, LLC (“Black Diamond”).  Pursuant to this letter agreement, the ounces of gold payable under the existing Minerals Product Receivables Purchase Agreement (the "MPRPA") between the Company and Black Diamond will be increased by 37,640 ounces, from 33,360 ounces to a total of 71,000 ounces.  The gold payable rate under the MPRPA will be reduced from 80% to 50% with a production cost paid to the Company of $500 per ounce on delivery.  The tail, which is due after the Golden Dream Mine has produced an initial 250,000 ounces, will be increased from 6.5% to 15% at a production cost of $600 per ounce paid to the Company at delivery.  The Company will realize up to $12,500,000 from the forward sale of the full 37,640 ounces which proceeds received to date have been recognized as refundable customer deposits until the gold is sold.

Funds from the successful sale of these additional ounces of gold will be used to continue the development of the Company's Golden Dream Mine.  The Company has completed approximately 650 feet of underground development, has complete surface infrastructure, and most recently installed a water treatment system giving it the capability to fully develop the Golden Dream Mine.

Black Diamond did not complete the financing detailed in the letter of intent described above. The Company subsequently modified the MPRPA to an Amended and Restated MPRPA based on the terms stated in the letter of intent. The Amended and Restated MPRPA will allow the Company to realize up to $15,391,200 in additional proceeds from the forward sale 46,640 ounces of gold, which proceeds received to date have been recognized as refundable customer deposits until the gold is sold. The MPRPA, as amended and restated, will allow for a total of 80,000 ounces of gold to be sold and 50% of the production from the Golden Dream Mine will be allocated toward the MPRPA at a production cost paid to the Company of $500 per ounce on delivery. The tail, which is due after the Golden Dream Mine has produced an initial 250,000 ounces, will be 15% at a production cost of $600 per ounce paid to the Company at delivery. The amounts above will be prorated if the Amended and Restated MPRPA is not fully subscribed.

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

In March, 2013, a related party investor subscribed for $920,000 of gold output under the Amended and Restated MPRPA.  Pursuant to this agreement, the ounces of gold payable under the existing MPRPA, which was last expanded on February 28, 2013, will be increased by an additional 2,788 ounces, from 35,663 ounces to a total of 38,451 ounces.

In May 2013 (rather than in February as previously reported), we executed a standstill agreement with certain secured lenders of EGLLC.  The standstill agreement prevents the lenders from exercising foreclosure rights against us through September 30, 2013.  Subsequent to March 31, 2013, in consideration of the standstill agreement, we extended $1,000,000 of the MPRPA to these secured lenders entitling them to 3,030 ounces of gold under the MPRPA.

Results from Operations

Three months ended March 31, 2013 as compared with the three months ended March 31, 2012.

Revenue from the Sale of Gold

Elkhorn had no revenues from the sale of gold from the Golden Dream or the Montana Tunnels Mines in 2013 or 2012.

Operating Expenses

General and administrative expense for the three months ended March 31, 2013 was $1,777,746 as compared to $431,478 for the three months ended March 31, 2012. In June, 2011, development of the Golden Dream Mine commenced which resulted in the capitalization of payroll and related costs. As development of the Golden Dream Mine was temporarily halted in the second quarter of 2012 and, since that time, this mine has been placed on a care and maintenance, payroll and related costs have been expensed for the first quarter of 2013 while these costs were capitalized for the first quarter of 2012. Furthermore, general and administrative expenses increased in 2013 due to an increase in professional fees and compensation expense related to the employee stock option plan of $755,631 and stock options related to a corporate advisory agreement of $450,765.

Accretion expense for the three months ended March 31, 2013 was $559,808 as compared to $363,240 for the three months ended March 31, 2012. Management re-evaluates annually the timing of the deferred site closure and reclamation costs related to the Montana Tunnels Mine mill and mine sites. Management anticipates that reclamation of the Montana Tunnels Mine and mill will be completed in 2026, an extension of several years from previous estimates, and of the EGI Golden Dream Mine, in 2019. The estimate extension is due to management’s pursuing financing to commence development of the Montana Tunnels Mine M-Pit, which would extend the mine life by nine years. The total cost of reclamation is consistent with previous estimates; however, by extending the timeline, the related accretion expense has been increased. Estimated future costs are discounted to their present value using a 6.4% discount rate for EGI and a 7.5% discount rate for MTMI. During the three months ended March 31, 2013, the Company adjusted the discount rate on EGI from 12% to 6.4%.

Mine care and maintenance for the three months ended March 31, 2013 was $272,051 as compared to $99,695 for the three months ended March 31, 2012. The increase in mine care and maintenance was due to certain expenses that were capitalized as part of the development of the Golden Dream Mine in 2012 and which are not being capitalized in 2013 due to the Golden Dream Mine development having been put in care and maintenance starting in the second quarter of 2012.

Depreciation expense for the three months ended March 31, 2013 was $1,317 as compared to $1,041 for the three months ended March 31, 2012. Depreciation is calculated on the units of production basis over the remaining proven and probable reserves of the Elkhorn mines. Montana Tunnels Mine ceased mining during 2008 after completion of the L-Pit and completed milling of stockpiled ore during April 2009, following which the mine was placed on care and maintenance. Accordingly, there was no depreciation expense related to the Montana Tunnels Mine for the periods ended March 31, 2013 and 2012. Capitalized depreciation expense related to the development of the Golden Dream Mine for the three months ended March 31, 2013 and 2012 was zero, and $39,132 respectively.

Total operating expenses for the three months ended March 31, 2013 was $2,610,922 as compared to $895,454 for the three months ended March 31, 2012.

Other Income and Expense

Interest expense for the three months ended March 31, 2013 was $2,969,465 as compared to $1,956,095 for the three months ended March 31, 2012.

Interest income for the three months ended March 31, 2013 was $54 as compared to $72 for the three months ended March 31, 2012. Interest income is earned from restricted cash held directly by a surety in the form of certificates of deposit related to reclamation obligations. Interest income earned throughout the year is remitted to the Company in the fourth quarter of each calendar year.

Loss on ore purchase derivatives for the three months ended March 31, 2013 was $1,871,308 as compared to zero for the three months ended March 31, 2012. This loss relates to the MPRPA embedded derivative fair value based on the price of gold at the MPRPA agreement date and the contract price of gold in the agreement in addition to the estimated production timing.

The change in fair value of the embedded derivative for the three months ended March 31, 2013 was $1,449,313 as compared to ($284,223) for the three months ended March 31, 2012. The gain (loss) relates to the change in projected future gold prices garnered from GCJ2 combined commodity futures of the MPRPA for the quarters ended March 31, 2013 and March 31, 2012, respectively.

Gain on valuation of warrant liability for the three months ended March 31, 2013 was $129,838 as compared to zero for the three months ended March 31, 2012. This gain relates to the recognition of a change in fair value on the warrants issued in 2012 in connection with the private placement.

Going Concern

Our significant debt obligations and cumulative losses create substantial doubt about our ability to continue as a going concern. This means that there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for development and operations. We believe that the either the consummation of a private placement or completed forward sale of gold under the expanded MPRPA will provide this additional capital. This capital would put the Company in a position that would enable the Golden Dream Mine to begin extracting and selling minerals. We believe that revenues so generated from the Golden Dream Mine would generate cash flow sufficient for operations of the Golden Dream Mine, care and maintenance of the Montana Tunnels Mine and other general and administrative expenses and payment of debt obligations. Since we have not generated revenues since the Montana Tunnels Mine discontinued mining in 2008, however, there is no assurance we will ever reach that point. Additionally, there can be no assurance we will be successful in raising additional debt or equity financing or further expand the MPRPA, to fund our operations on terms agreeable to us. Failure to reach our capital targets could adversely affect our ability to continue in operation.

Liquidity and Capital Resources

Overview

We have funded our operations and mine development primarily through issuances of debt and equity securities. To reach full production of the Golden Dream Mine and to fully develop the “M” pit expansion at the Montana Tunnels Mine, we would need to raise up to $125 million in additional capital in 2013. If we are able to raise the full $125 million, $40 million is scheduled to be deployed during the third and fourth quarters of 2013 with the remaining amount deployed during 2014 and during the first quarter of 2015.  Executing this plan, we believe that raising the full $125 million of capital will allow the Golden Dream Mine to reach a productive status during the first half of 2014 and for the Montana Tunnels Mine to be at or near commercial production sometime during the first quarter of 2015, however by raising $13.5 million for the development of the Golden Dream Mine and satisfying bonding requirement, we should be able to achieve full production in 2017 without raising the full $125 million and using cash flow generated from the Golden Dream Mine.

The full $125 million funding plan would allocate $8.5 million of capital to enable the recommencement of development of the Golden Dream Mine focusing on development of the primary access ramp into the main ore body during the latter months of 2013.   Concurrent with the Golden Dream development, to the plan call for us to invest $30 million in capital to be deployed to commence the “M” Pit expansion at the Montana Tunnels Mine.

During 2014, development of the “M” Pit expansion the plan would have us invest an additional $56 million in capital investment over the full year. An additional $14 million of capital investment will be invested prior to the “M” Pit reaching a productive status sometime during the first quarter of 2015. The Golden Dream Mine is expected to require an additional $3 million and should achieve a productive status sometime during the first half of 2014.

These projections are based on certain assumptions including, but not limited to, our success in raising the required capital in our planned private placements. There can be no assurance that we will be successful in our capital raising efforts. Failure to reach our capital targets could adversely affect our ability to achieve and or delay our target projections.

Cash

At March 31, 2013, the Company had cash of $119,043, compared to cash of $113,505 at December 31, 2012.

Discussion of changes in cash flows for the three months ended March 31, 2013 as compared to the twelve months ended March 31, 2012.

Cash provided by operating activities was $80,127 for the three months ended March 31, 2013 as compared to cash used in operating activities of $545,783 for the three months ended March 31, 2012. The cash provided by operating activities for the three months ended March 31, 2013 was attributable to net loss of $5,905,605, non-cash charges of $4,958,542 and net increases in operating assets and liabilities of $1,027,190. The cash used in operating activities for the three months ended March 31, 2012 was attributable to net loss of $3,125,315, non-cash charges of $2,557,041 and net increases in operating assets and liabilities of $22,491. The impact of changes in operating assets and liabilities may change in future periods, depending on the timing of each period end in relation to items such as internal payroll and billing cycles, payments from customers, payments to vendors, and interest payments. Non-cash activity consisted primarily of accretion expense, losses on and changes in fair value of the ore purchase derivative, stock based compensation, and interest on the push-down debt of EGLLC.

Cash used in investing activities was $3,449 for the three months ended March 31, 2013 as compared to cash used in investing activities of $759,600 for the three months ended March 31, 2012. Cash used in investing activities for the three months ended March 31, 2013 and 2012 was used to develop the Golden Dream Mine, purchase mining equipment and fund additional bonding requirements related to the Golden Dream Mine.

Cash used in financing activities was $71,140 for the three months ended March 31, 2013 as compared to cash provided by financing activities of $1,046,620 for the three months ended March 31, 2012. Cash used in financing activities for the three months ended March 31, 2013 included proceeds from the issuance of debt of $42,800, payments on debt of $100,000, and payments on capital lease obligations of $13,940. Cash provided by financing activities for the three months ended March 31, 2012 included proceeds from the issuance of debt of $1,800,000, payments on debt of $450,000, payments on capital lease obligations of $203,380, and distributions to shareholders of $100,000.

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2012, discloses the material weaknesses of the Company.

Changes in Internal Control over Financial Reporting

There were no changes in ESRI’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2013, ESRI was not a party to nor was it aware of any existing, pending or threatened lawsuits or other legal actions involving it.

ITEM 1A.	RISK FACTORS

For a discussion of the risk factors impacting our business, we refer you to our Annual Report on Form 10-K filed with the SEC on April 16, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal quarter ended March 31, 2013, the Company reported no lost time accidents.

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

May 15, 2013
EASTERN RESOURCES, INC.

	By:	/s/Patrick W. M. Imeson
Patrick W. M Imeson, Principal Executive
Officer

By:	/s/Eric Altman
Eric Altman, Principal Financial Officer

