Form 10-Q
period 2013-06-30
Eastern Resources, Inc.
filed 2013-08-19
CIK 1429373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 198,750,000 shares of the issuer’s common stock outstanding as of August 19, 2013.

EASTERN RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$30,123	$113,505
Accounts receivable other	-	1,008
Inventory, net	886,977	886,977
Other current assets	11,664	-
Total current assets	928,764	1,001,490

Non-current assets
Buildings, equipment, and land, net	5,498,912	5,573,565
Mine development	5,102,217	5,102,217
Mining properties and mineral interests, net	16,460,922	16,440,879
Deposits for reclamation obligations	16,809,636	16,780,285
Total non-current assets	43,871,687	43,896,946

Total assets	$44,800,451	$44,898,436

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable	$1,438,330	$1,425,073
Accrued liabilities	5,926,624	5,455,419
Accounts payable - related party	343,958	98,919
Promissory notes	1,225,537	705,737
Convertible bridge loans	1,800,000	1,900,000
Current portion of capital lease obligation	45,039	94,729
Series A 8% bonds	919,779	919,779
Refundable customer deposit, ore purchase agreement	12,680,000	10,760,000
Push-down redeemable obligation of Parent and its affiliate	5,950,000	5,950,000
Push-down interest of Parent and its affiliate	31,533,358	26,448,883
Push-down debt of Parent and its affiliate	21,579,848	21,579,848
Total current liabilities	83,442,473	75,338,387

Non-current liabilities
Warrant liability	63,331	204,874
Reclamation liability	25,612,062	24,640,321
Ore purchase derivative contract	7,371,275	16,701,404
Total non-current liabilities	33,046,668	41,546,599
Total liabilities	116,489,141	116,884,986

Series A 12% convertible redeemable preferred stock, $0.001 par value 10,000,000 shares authorized, issued, and outstanding at June 30, 2013 and December 31, 2012	13,656,708	13,656,708
Series A convertible redeemable preferred stock accrued dividend	8,900,000	5,300,000
Total convertible redeemable preferred stock	22,556,708	18,956,708

Commitments and contingencies

Shareholders’ deficit
Common stock $0.001 par value 300,000,000 authorized at June 30, 2013 and December 31, 2012, 198,550,000 were issued and outstanding at June 30, 2013 and December 31, 2012	198,550	198,550
Additional paid-in capital	5,440,153	3,357,564
Accumulated deficit	(99,884,101)	(94,499,372)
Total Shareholders' deficit	(94,245,398)	(90,943,258)

Total liabilities, convertible redeemable preferred stock and shareholders’ deficit	$44,800,451	$44,898,436

The accompanying notes are an integral part of these statements.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Metal sales	$-	$-	$-	$-

Operating expenses
General and administrative	1,703,226	2,579,357	3,514,089	3,010,833
Accretion expense	411,932	340,741	971,741	703,981
Mine care and maintenance	193,842	299,434	465,893	399,124
Depreciation and amortization	7,920	1,041	9,237	2,082
Total operating expenses	2,316,920	3,220,573	4,960,960	4,116,020

Loss from operations	(2,316,920)	(3,220,573)	(4,960,960)	(4,116,020)

Other (expense) income
Interest expense	(2,322,311)	(825,963)	(5,291,776)	(4,690,590)
Interest income	29,396	40,040	29,450	39,976
Change in fair value of warrant liability	11,705	-	141,543	-
Loss on ore purchase derivative	(2,034,196)	-	(3,905,503)	-
Change in fair value of derivative instrument contract	11,786,319	(127,841)	13,235,632	(412,064)
Standstill agreement expense	(1,000,000)	-	(1,000,000)	-
Other	(33,115)	-	(33,115)	10,521
Total other expense	6,437,798	(913,764)	3,176,230	(5,052,157)

Net income (loss)	4,120,878	(4,134,337)	(1,784,729)	(9,168,177)

Preferred dividend	1,800,000	1,750,000	3,600,000	1,700,000

Net gain (loss) available to common shareholders	$2,320,878	$(5,884,337)	$(5,384,729)	$(10,868,177)

Earnings per share:
Basic and diluted loss per share	$0.01	$(0.03)	$(0.03)	$(0.05)
Weighted average number of common shares outstanding	198,550,000	198,550,000	198,550,000	198,550,000

The accompanying notes are an integral part of these statements.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012 (Unaudited)

	2013	2012
Cash flows from operating activities
Net loss	$(1,784,729)	$(9,168,177)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	9,237	2,082
Accretion expense	971,741	703,981
Loss on ore purchase derivative	3,905,503	-
Change in fair value of derivative instrument	(13,235,632)	412,064
Standstill agreement	1,000,000
Accretion on convertible bridge loans	-	364,822
Loss on disposal of equipment	33,115	-
Employee stock compensation	1,511,617	1,135,365
Stock options for services	570,972	-
Change in fair value of warrant liability	(141,543)	306,568
Push-down redeemable obligation of Parent and its affiliate	-	-
Push-down interest of Parent and its affiliate	5,084,475	3,735,593

Changes in operating assets and liabilities
Accounts receivable other	1,008	(17,852)
Inventory	-	24,195
Other current assets	(11,664)	(47)
Accounts payable	13,257	622,206
Accounts payable - related party	245,039	-
Accrued liabilities	471,205	1,283,659
Refundable customer deposit, ore purchase agreement	920,000	-
	1,348,330	8,572,636
Net cash used in operating activities	(436,399)	(595,541)

Cash flows from investing activities
Purchase of building and equipment	(3,449)	45,539
Additions to mine development	-	(1,297,877)
Additions to mining properties and mineral interests	(20,043)	(30,065)
Change in deposits for reclamation obligation	(29,351)	33,513
Net cash used in investing activities	(52,843)	(1,248,890)

Cash flows from financing activities
Payments on series A 8% bonds	-	(480,000)
Proceeds from sale of common stock	-	380,000
Proceeds from bridge loans	-	1,900,000
Payments on bridge loans	(100,000)	-
Proceeds from promissory notes	519,800	10,000
Payments on capital lease obligations	(13,940)	(176,420)
Payments of distributions to stockholders	-	(100,000)
Net cash provided by financing activities	405,860	1,533,580

Net (decrease) in cash and cash equivalents	(83,382)	(310,851)
Cash and cash equivalents - beginning of year	113,505	358,125
Cash and cash equivalents - end of year	$30,123	$47,274

Supplemental cash flow disclosures
Cash paid for interest	$45,587	$127,639
Non-cash financing and investing activities
Depreciation expense capitalized to mine development	$-	$78,678
Cancellation of capital lease	$(35,750)	$-
Series A Convertible Redeemable Preferred stock dividend	$3,600,000	-

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

On April 6, 2012, pursuant to an agreement and plan of merger of the same date, EGI and MTMI, formerly each a wholly-owned subsidiary of Elkhorn Goldfields LLC, a Delaware limited liability company (“EGLLC” or “Parent”), merged with and into ESRI (the “Merger”) and EGI and MTMI became our wholly owned subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of June 30, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on April 16, 2013.

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

Note 2 - Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation policies are determined by the Chief Financial Officer and are approved by the Chief Executive Officer. Fair value measurements are discussed with the Company’s board of directors, as deemed appropriate. The Company has consistently applied the valuation techniques discussed below in all periods presented.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The carrying amounts of financial instruments, including cash, accounts payable, and accrued liabilities, approximated fair value as of June 30, 2013 and December 31, 2012 because of the relatively short maturity of these instruments.

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

The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The following assets are measured at fair value on a recurring basis as of June 30, 2013:

Description	Level 1	Level 2	Level 3	Total

Ore purchase derivative contract	$-	$-	$(7,371,275)	$(7,371,275)
Warrant liability	$-	$-	$(63,331)	$(63,331)

The following assets are measured at fair value on a recurring basis as of December 31, 2012:

Description	Level 1	Level 2	Level 3	Total

Ore purchase derivative contract	$-	$-	$(16,701,404)	$(16,701,404)
Warrant liability	$-	$-	$(204,874)	$(204,874)

Ore Purchase Derivative Contract: Based on: (i) contract terms of the production of 41,481 ounces of gold; (ii) projected future gold prices garnered from GCJ2 Comb Commodity Futures as of June 30, 2013; and (iii) discount rate determined based on the observed weighted average cost capital of a group of publicly traded comparable companies using a discounted cash flow model. The model is most sensitive to the future price of gold and expected delivery of ore.

Warrant Liability: Based on: (i) stock price; (ii) volatility calculated on the average volatility of stock for three publicly traded companies determined to be in a similar industry and with the same market capitalization as the Company; and (iii) risk free rate for the expected term of the option is based on the United States Treasury yield curve in effect on June 30, 2013.

There were no changes to the valuation techniques used during the six months ended June 30, 2013 or the year ended December 31, 2012.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about significant unobservable inputs to the Company’s Level 3 financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs

Ore purchase derivative contract	$7,371,275	Discounted cash flow model	Production commencement Production period discount rate	April 2014, 24 Months, 25%

Warrant liability	$63,331	Black-Scholes Model	Volatility	Approximate risk free rate: 1.223%; Expected term: 4.5 years; Volatility: 61.19%

Future increases in the credit adjusted discount rate will result in a decline in the fair value of the ore derivative contracts.

Changes in the estimates of timing production of the ore further out into the future periods would cause a change in the value of the ore derivative liability.

Changes in the estimated future price of gold would cause a change in the value of the ore derivative contract.

Changes in the stock price, volatility, and the approximate risk-free rate would cause a change the value of the warrant liability.

The change in fair value of derivative instrument contract included in the statement of operations was 13,235,632 and ($412,064) for the six months ended June 30, 2013 and 2012, respectively.

The change in valuation of warrant liability was $141,543 and zero for the six months ended June 30, 2013 and 2012, respectively.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012:

	Embedded
	Derivative	Warrant Liability

Beginning balance – December 31, 2012	$(16,701,404)	$(204,874)
New contracts entered into	(3,905,503)	-
Total gains or losses (realized/unrealized)
Included in earnings	13,235,632	141,543
Transfers in and/or out of Level 3
Ending balance – June 30, 2013	$(7,371,275)	$(63,331)

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The embedded derivative is summarized between related and non-related parties as follows:

Related party embedded derivative	$6,534,884
Non-related party embedded derivative	836,391
Total embedded derivative	$7,371,275

Note 3 - Management’s Plan

At June 30, 2013, the Company has not generated any revenues to fund operations. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements for mine development and raise additional capital, which will require the issuance of additional debt and/or equity securities. The Company is attempting to raise capital through gold streaming, whereby upfront cash payments are exchanged for a percentage of the future gold production by the Golden Dream Mine. All of the company’s mining projects have been placed in care and maintenance until the Company secures additional financing. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4–Accrued Liabilities

Accrued expenses consist of the following:

	June 30,	December 31,
	2013	2012
Property and mining taxes payable	$3,363,021	$3,228,136
Interest	1,782,287	1,450,872
Environmental remediation	377,500	380,000
Payroll and related expenses	398,871	358,411
Other	4,945	38,000
Total	$5,926,624	$5,455,419

Note 5 – Customer Deposits

During April, 2011 the Company entered into a Minerals Product Receivables Purchase Agreement (the “MPRPA”), with an affiliate of the Parent. In October, 2012, the MPRPA was amended to sell up to 50% of the first 160,000 ounces of gold produced from the Golden Dream Mine for up-front payments of $25,391,200. As of June 30, 2013, the Company has received $11,680,000 of up-front payments and is obligated to sell 50% of the first 41,481 ounces to the holders of the MPRPA. The following is a reconciliation of the up-front payment and ounces sold under the MPRPA as of June 30, 2013:

In addition, the company, as an inducement for the secured lenders from exercising their right of foreclosure through September 30, 2013, entered into an agreement extending $1,000,000 from the MPRPA

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Up-front Payments	Ounces

December 31, 2011	$10,000,000	33,360

Additions	760,000	2,303
Delivery	-	-

December 31, 2012	10,760,000	35,663

Additions	1,920,000	5,818
Delivery	-	-

June 30, 2013	$12,680,000	41,481

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

The MPRPA includes an embedded derivative, which is valued using a discounted cash flow model with the major inputs of: (i) a 25% discount rate, (ii) gold future pricing, (iii) measurement date with the receipt of payment, and (iv) and management’s forecast to produce 72,296 ounces by March 2016. During the six months ended June 30, 2013, the Company recognized $3,905,503 of loss on the ore purchase agreement to reflect the difference between fair value of the derivative contract liability and the agreement. The customer deposit will be reduced by the Company with the delivery of the gold. The fair value of the embedded derivative fluctuates with changes in the price of gold and expected delivery of ore.

The up-front payments of $12,680,000, at June 30, 2013, have been recognized as refundable customer deposits until the gold is sold. The refundable customer deposits are considered current due to the party’s making the payments having the right, upon written notice, at their option to demand repayment of the up-front cash deposit, without interest, for any shortfall in delivered ounces and the uncertainty of the commencement of ore production and the price of gold.

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

	June 30,	December 31,
	2013	2012
Series A 8% bonds	$919,779	$919,779
Less current portion	(919,779)	(919,779)
	$-	$-

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Promissory Notes – Related Parties

During 2012 and 2013, the Company entered into a series of promissory notes with related parties for a total of $519,800 during 2013 and $577,260 during 2012. The notes mature on November 30, 2013 and accrue interest at a rate of 6%. The Company paid $371,523 on the notes during 2012.

	June 30,	December 31,
	2013	2012
Promissory Notes	$725,537	$205,737
Less current portion	(725,537)	(205,737)
	$-	$-

Promissory Notes

During 2012, the Company entered into a promissory note with an un-related party for a total of $500,000. The note originally matured on March 31, 2013 and accrued interest at a rate of 6%. In March 2013, this note was extended to May 31, 2013 and the interest rate was amended to 8%. As of June 30, 2013, this loan is in default.

	June 30,	December 31,
	2013	2012
Promissory Notes	$500,000	$500,000
Less current portion	(500,000)	(500,000)
	$-	$-

Related Party Convertible Bridge Loans

During February 2012, the Company entered into three convertible bridge loans with a related parties totaling $1,800,000 due in August 2012. The loans were unsecured and called for 12% annual interest on the outstanding unpaid principal. The bridge loans are considered in default and currently bear interest at the 14% default rate.

Unrelated Party Convertible Bridge Loans

During April 2012, the Company entered into a bridge loan with an unrelated party for $100,000, which was paid in full during March 2013.

	June 30,	December 31,
	2013	2012
Convertible bridge loans principal amount - related party	$1,800,000	$1,800,000
Convertible bridge loans principal amount - unrelated party	-	100,000
Net convertible bridge loans	$1,800,000	$1,900,000

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

$5,000,000 Series A Convertible notes were due in December 2007. During 2007, the notes were extended to December 2009. During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the convertible notes accrue interest at 18% per annum, compounded quarterly, and are due in April 2015. Interest only payments are to be made quarterly. At the election of the holder, principal amounts of the notes are convertible into $50,000 per membership unit of the Parent. The Company’s mining properties and equipment have been pledged as collateral to these notes. The balances of these notes were $5,791,701 at June 30, 2013 and December 31, 2012.

During 2007, an affiliate of the Parent entered into a loan for $8,050,000. The loan was due May 2009. During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the loans accrue interest at 18% per annum, compounded quarterly, and are due April 2015. At the election of the holder, the principal amount of the loan can be exchanged for $13,416,666 of Series A Bonds of the Parent. The Company’s mining properties and equipment have been pledged as collateral to this note. The balance of this note was $9,680,125 at June 30, 2013 and December 31, 2012.

During 2008, an affiliate of the Parent entered into a loan for $5,000,000. The loan was due January 2009. During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the loans accrue interest at 18% per annum, compounded quarterly, and are due April 2015. At the election of the holder, the principal amount of the loan can be exchanged for shares of an investment of the Parent at $1.00 per share, exchanged for the affiliate’s assets, or exchanged for bonds of an investment of the Parent at $1.00 principal for each $1.00 par amount of a bond. The Company’s mining properties and equipment have been pledged as collateral to this note. The balance of this note was $6,108,022 at June 30, 2013 and December 31, 2012.

Redeemable obligation of Parent and its affiliate.

An affiliate of the Parent offered redeemable options to certain debt holders (“Optionee”) to purchase membership units in an equity owner of the Parent. The affiliate as Optionor grants to each Optionee the option to put all or any portion of the membership units to the affiliate. The Company’s mining properties and equipment have been pledged as collateral to the redeemable interest. The balance of this redeemable option was $5,950,000 at June 30, 2013 and December 31, 2012.

The following is a summary of the loans as of the six months ended June 30, 2013 and year ended December 31, 2012:

	June 30,	December 31,
	2013	2012
Total push-down debt of Parent and its affiliate	$21,579,848	$21,579,848
Push-down redeemable obligation of Parent and its affiliate	5,950,000	5,950,000
Total push-down debt and redeemable obligation of Parent and its affiliate	27,529,848	27,529,848
Push-down interest of the Parent and its affiliate	31,533,358	26,448,883
Total combined push-down debt components	$59,063,206	$53,978,731

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Parent and its affiliate have not made the interest payments on the notes or redeemable obligation; thus, an event of default may be present. Because of the non-payment of interest, the Company has classified the debt and redeemable obligation as current.

Note 8 – Shareholders’ Deficit

Common Stock

As of June 30, 2013, the authorized share capital of the Company consisted of 300,000,000 shares of common stock with a par value of $0.001 per share. There were 198,550,000 shares of common stock issued and outstanding as of June 30, 2013.

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

The Company has agreed to maintain the effectiveness of the registration statement through the earlier of second anniversary of the date the registration statement is declared effective by the SEC or until Rule 144 of the Securities Act is available to the holders to allow them to sell all of their registrable securities thereunder. The holders of any registrable securities removed from the registration statement as a result of any Rule 415 or other comments from the SEC shall have “piggyback” registration rights for the shares of common stock or common stock underlying such warrants with respect to any registration statement filed by us following the effectiveness of the registration statement which would permit the inclusion of these shares. As of June 30, 2013, the Company has accrued a $38,000 for potential penalties related to the registration of the shares from the private stock sale.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Convertible Redeemable Preferred Stock

The authorized share capital of the Company includes 10,000,000 shares of Series A Convertible Redeemable Preferred Stock (“Preferred Stock”), issued April 6, 2012 with a par value of $0.001 per share, all 10,000,000 shares were outstanding at June 30, 2013. The holder of the Preferred Stock is entitled to receive, out of funds legally available the cumulative non-compounding preferential dividends at the rate of 12% of the stated value of $6.00 per share per year. No dividends may be declared or paid on the shares of common stock or any other capital stock of the Company so long as any shares of the Preferred Stock remain outstanding. As of June 30, 2013, no dividends have been declared on the Preferred Stock. However, the Company has accrued dividends in arrears totaling $8,900,000 to the benefit of the Preferred Stock shareholders. The Preferred Stock has been designated to pay off the push down obligation which has been collateralized by assets of the Company. As money is distributed to the holder of the Preferred Stock either as a dividend or in redemption, it must be used to pay the interest and principle on the push down obligations that are reflected in the accompanying financial statements. The holders of the Preferred Stock have the option to redeem the Preferred Stock six months from the date of issuance or the date that the Company produces 25,000 ounces of gold, at any time prior to the third anniversary of issuance out of legally available funds. Under Delaware law, the board of directors has the discretion to determine, in good faith, whether there are sufficient legally available funds to make redemption. A surplus alone does not constitute legally available funds; the board of directors must determine if the funds available are sufficient to cover the redemption without making the Company insolvent. The contingency related to redemption has not been met because the redemption of the Preferred Stock would result in the insolvency of the Company. The Preferred Stock has been recorded as a deemed distribution at its estimated fair value of $13,656,708 based upon the discounted cash flows to be received by stock holders as follows:

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

The fair value of each award is estimated on the date of grant and recognized as expense over the service period which is generally the vesting period. Stock option values are estimated using the Black Scholes option valuation model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. During the six months ended June 30, 2013 the Company recorded stock based compensation expense of $1,511,617, associated with stock options. As of June 30, 2013, the Company has estimated $5,345,851 of future compensation costs related to the unvested portions of outstanding stock options which is expected to be recognized over the next three years.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Stock based compensation related to common stock issued to a third party vendor, during 2012, in exchange for services was valued at $1,801,054, with no forfeiture rate, the stock options vest over one year. During the six months ended June 30, 2013, the Company recorded $570,972, in consulting expense. As of June 30, 2013, the Company has estimated no future expense related to the unvested portions of outstanding stock options.

Stock option activity for the year ended December 31, 2012 and the six months ended June 30, 2013 was as follows:

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding - December 31, 2011	-	$-
Granted	12,920,000	0.96
Forfeited/canceled	(260,000)	1.00
Exercised	-	-
Outstanding - December 31, 2012	12,660,000	0.96
Granted	30,000	1.00
Forfeited/canceled	(50,000)	1.00
Exercised	-	-
Outstanding – June 30, 2013	12,640,000	$0.96

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$0.75	2,000,000	$0.75	8.82	2,000,000	$0.75
$1.00	10,610,000	1.00	8.77		-
$1.00	30,000	1.00	9.84	-	-
Total – June 30, 2013	12,640,000	$0.96	8.82	2,000,000	$0.75

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average weighted assumptions:

	2013	2012

Approximate risk-free rate	0.97%	0.89% - 1.42%
Average expected term	6.5 years	5.5 - 6.5 years
Dividend yield	-%	-%
Volatility	80.13%	91.33% - 92.33%
Estimated fair value of total options granted	$0.22	$0.86 - $0.90

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 9 - Related Party Transactions

A related party has funded $10,920,000 of the MPRPA which entitles them to 36,148 of the 41,481 ounces of gold to be sold in accordance to the MPRPA.

Upon the closing of the Merger, the Company entered into a management services agreement with Black Diamond Financial Group, LLC to provide certain management, financial and accounting services for $15,000 per month plus $200 per hour for each additional hour of service in excess of 125 hours to the Company. The management services agreement has an initial term of three years and may be extended thereafter for successive one-year terms. Management fee expense was $90,000 for the six months ended June 30, 2013 and is included in general and administrative expenses

During February 2012, the Company entered into convertible bridge loans with related parties totaling $1,800,000 due in August 2012. Because of the non-payment under the terms of the bridge loans, the bridge loans are considered in default and accruing interest at the default interest rate of 14%. (Note 6)

During 2013 and 2012, the Company entered into a series of promissory notes with related parties for $519,800 and $577,260, respectively. The notes mature on November 30, 2013 and accrue interest at a rate of 6%. During 2012, promissory notes totaling $371,523 were paid. (Note 6)

Note 10 - Commitments and Contingencies

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At June 30, 2013 and December 31, 2012, $25,612,062 and $24,640,321, respectively, was accrued for reclamation costs relating to currently producing mineral properties in accordance with asset retirement obligation guidance.

On May 24, 2010, the Environmental Protection Agency (“EPA”) issued an action memorandum which documented the determination that soil removal was necessary to mitigate threats posed by elevated levels of lead and arsenic in the soil located on property in close proximity to MTMI.  The work of clean-up conducted by the EPA of the site commenced in June 2010 and was completed by August of the same year.  On August 26, 2010, the Company and the EPA entered into an access and compensation agreement which detailed the responsibilities of both the EPA and the Company with respect to the clean-up and disposal of contaminated soils from the Site.  On October 26, 2011 the EPA proposed a settlement of $377,500.  On November 04, 2011, the Company agreed to the EPA proposed amount of $377,500 but added a stipulation that the amount be payable over time depending upon the status of the Company’s operations.  The $377,500 settlement will be paid in 35 monthly installments of $2,500 and a final balloon payment of $292,500.

Property Taxes

The Company is not current with its 2012, 2011, 2010 and 2009 property and mining taxes. The total amount past due as of June 30, 2013 and December 31, 2012 is $3,363,021 and $3,228,136, respectively. The Company is in the process of assessing the implications of the unpaid property taxes.

On June 11, 2013, the Company entered into a Tax Payment Agreement with Jefferson County, Montana. The agreement outlined a quarterly payment schedule beginning on June 15, 2013. The payment schedule estimates a three year payoff of delinquent property and mining taxes.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Payroll Taxes

The Company is not current with its 2012 and 2013 payroll taxes. The total amount past due as of June 30, 2013 is approximately $111,000. The Company is in the process of assessing the implications of the unpaid payroll taxes.

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

Note 11 – Subsequent Events

During July 2013, the Company completed the closing on 200,000 units at $0.50 per unit for an aggregate of $200,000 in a private placement of up to 3,000,000 units.  Each unit consisted of one share of common stock and a warrant, representing the right to purchase one share of common stock, exercisable for a period of five (5) years from issuance, at an exercise price of $0.75 per share.  The shares of common stock contained in the units and underling the warrants carry mandatory registration rights.

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

The Company has tested for impairment with gold prices at $1,100 and production costs at $625 per ounce and determined no impairment deemed necessary.

Results from Operations

Three and six months ended June 30, 2013 as compared with the three and six months ended June 30, 2012.

Revenue from the Sale of Gold

Elkhorn had no revenues from the sale of gold from the Golden Dream or the Montana Tunnels Mines in 2013 or 2012.

Operating Expenses

General and administrative expense for the three and six months ended June 30, 2013 was $1,703,226 and $3,514,089, respectively, as compared to $2,579,357 and $3,010,833 for the three and six months ended June 30, 2012, respectively. In June, 2012, development of the Golden Dream Mine commenced which resulted in the capitalization of payroll and related costs. General and administrative expenses increased in 2013 due to an increase in professional fees and compensation expense related to the employee stock option plan and stock options related to a corporate advisory agreement.

Accretion expense for the three and six months ended June 30, 2013 was $411,932 and $971,740, respectively, as compared to $340,741 and $703,981 for the three and six months ended June 30, 2012, respectively. Management re-evaluates annually the timing of the deferred site closure and reclamation costs related to the Montana Tunnels Mine mill and mine sites. Management anticipates that reclamation of the Montana Tunnels Mine and mill will be completed in 2026, an extension of several years from previous estimates, and of the EGI Golden Dream Mine, in 2019. The estimate extension is due to management’s pursuing financing to commence development of the Montana Tunnels Mine M-Pit, which would extend the mine life by nine years. The total cost of reclamation is consistent with previous estimates; however, by extending the timeline, the related accretion expense has been increased. Estimated future costs are discounted to their present value using a 6% discount rate for EGI and a 7.5% discount rate for MTMI. During the three months ended March 31, 2013, the Company adjusted the discount rate on EGI from 12% to 6%.

Mine care and maintenance for the three and six months ended June 30, 2013 was $193,842 and $465,893, respectively, as compared to $299,434 and $399,124 for the three and six months ended June 30, 2012, respectively. The increase in mine care and maintenance was due to certain expenses that were capitalized as part of the development of the Golden Dream Mine in 2012 and which are not being capitalized in 2013 due to the Golden Dream Mine development having been put in care and maintenance starting in the second quarter of 2012.

Depreciation expense for the three and six months ended June 30, 2013 was $7,920 and $9,237, respectively, as compared to $1,041 and $2,082 for the three and six months ended June 30, 2012, respectively. With the exception of buildings, depreciation is calculated on the units of production basis over the remaining proven and probable reserves. Depreciation on buildings is calculated on a straight-line basis. Montana Tunnels Mine ceased mining during 2008 after completion of the L-Pit and completed milling of stockpiled ore during April 2009, following which the mine was placed on care and maintenance. Capitalized depreciation expense related to the development of the Golden Dream Mine for the three and six months ended June 30, 2013 was zero, compared to $39,546 and $78,678 for the three and six months ended June 30, 2012, respectively.

Total operating expenses for the three and six months ended June 30, 2013 was $2,316,920 and $4,960,959, respectively, as compared to $3,220,573 and $4,116,020 for the three and six months ended June 30, 2012, respectively.

Other Income and Expense

Interest expense for the three and six months ended June 30, 2013 was $2,322,311 and $5,291,776, respectively, as compared to $825,963 and $4,690,590 for the three and six months ended June 30, 2012, respectively.

Interest income for the three and six months ended June 30, 2013 was $29,396 and $29,450, respectively, as compared to $40,040 and $39,976 for the three and six months ended June 30, 2012, respectively. Interest income is earned from restricted cash held directly by a surety in the form of certificates of deposit related to reclamation obligations. Interest income earned throughout the year is remitted to the Company in the fourth quarter of each calendar year.

Loss on ore purchase derivatives for the three and six months ended June 30, 2013 was $2,034,196 and $3,905,504, respectively, as compared to zero for the three and six months ended June 30, 2012. This loss relates to the MPRPA embedded derivative fair value based on the price of gold at the MPRPA agreement date and the contract price of gold in the agreement in addition to the estimated production timing.

The change in fair value of the embedded derivative for the three and six months ended June 30, 2013 was $11,786,319 and $13,235,632, respectively, as compared to ($127,841) and ($412,064) for the three and six months ended June 30, 2012, respectively. The gain relates to the change in projected future gold prices garnered from GCJ2 combined commodity futures of the MPRPA for the three and six months ended June 30, 2013 and June 30, 2012, respectively, to reflect the loss in the change in fair value of the derivative instrument.

Gain on valuation of warrant liability for the three and six months ended June 30, 2013 was $11,705 and $141,543, respectively, as compared to zero for the three and six months ended June 30, 2012. This gain relates to the recognition of a change in fair value on the warrants issued in 2012 in connection with the private placement; the change in value is due to the decrease in stock price.

Going Concern

Our significant debt obligations and cumulative losses create substantial doubt about our ability to continue as a going concern. This means that there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for development and operations. We believe that the either the consummation of a private placement or completed forward sale of gold under the expanded MPRPA will provide this additional capital. This capital would put the Company in a position that would enable the Golden Dream Mine to begin extracting and selling minerals. We believe that revenues so generated from the Golden Dream Mine would generate cash flow sufficient for operations of the Golden Dream Mine, care and maintenance of the Montana Tunnels Mine and other general and administrative expenses and payment of debt obligations. We have not generated revenues since the Montana Tunnels Mine discontinued mining in 2008 and there is no assurance we will ever reach that point. Additionally, there can be no assurance we will be successful in raising additional debt or equity financing or further expand the MPRPA, to fund our operations on terms agreeable to us. Failure to reach our capital targets could adversely affect our ability to continue in operation.

Liquidity and Capital Resources

Overview

We have funded our operations and mine development primarily through issuances of debt and equity securities. However, to reach full production of the Golden Dream Mine and begin the “M” pit production at the Montana Tunnels Mine, we plan to raise up to $200 million in additional capital in 2013. We believe that raising the additional capital will allow the Golden Dream Mine to reach a productive status during the third quarter of 2014 and for the Montana Tunnels Mine to be at or near commercial production sometime during the third quarter of 2015.

We expect to invest $8.5 million of capital to enable the recommencement of development of the Golden Dream Mine focusing on development of the primary access ramp into the main ore body during the early months of 2014. We expect to invest $140 million in capital and pre-production development to bring the “M” Pit expansion at the Montana Tunnels Mine into commercial production.

These projections are based on certain assumptions including, but not limited to, our success in raising the required capital in our planned private placements. There can be no assurance that we will be successful in our capital raising efforts. Failure to reach our capital targets could adversely affect our ability to achieve our target projections.

Cash

At June 30, 2013, the Company had cash of $30,123, compared to cash of $113,505 at December 31, 2012.

Discussion of changes in cash flows for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Cash used in operating activities was $436,399 for the six months ended June 30, 2013 as compared to cash used in operating activities of $595,541 for the six months ended June 30, 2012. The cash used in operating activities for the six months ended June 30, 2013 was attributable to net loss of $1,784,729, non-cash charges of ($290,515) and net increases in operating assets and liabilities of $1,638,845. The cash used in operating activities for the six months ended June 30, 2012 was attributable to net loss of $9,168,177, non-cash charges of $6,660,475 and net increases in operating assets and liabilities of $1,912,161. The impact of changes in operating assets and liabilities may change in future periods, depending on the timing of each period end in relation to items such as internal payroll and billing cycles, payments from customers, payments to vendors, and interest payments. Non-cash activity consisted primarily of debt discount amortization, accretion expense, losses on and changes in fair value of the ore purchase derivative, stock based compensation, and interest on the push-down debt of EGLLC.

Cash used in investing activities was $52,843 for the six months ended June 30, 2013 as compared to cash used in investing activities of $1,248,890 for the six months ended June 30, 2012. Cash used in investing activities for the six months ended June 30, 2013 and 2012 was used to develop the Golden Dream Mine, purchase mining equipment and fund additional bonding requirements related to the Golden Dream Mine.

Cash provided by financing activities was $405,860 for the six months ended June 30, 2013 as compared to cash provided by financing activities of $1,533,580 for the six months ended June 30, 2012. Cash provided by financing activities for the six months ended June 30, 2013 included proceeds from the issuance of debt of $519,800, payments on debt of $100,000, and payments on capital lease obligations of $13,940. Cash provided by financing activities for the six months ended June 30, 2012 included proceeds from the issuance of debt of $1,910,000, proceeds from the sale of common stock of $380,000, payments on debt of $480,000, payments on capital lease obligations of $176,420, and distributions to shareholders of $100,000.

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2012, discloses the material weaknesses of the Company.

The Company does not have controls in place to insure that legal agreements are read and assessed to determine that the appropriate financial statement ramifications and disclosures are presented in the Company’s financial statements and notes thereto.

Changes in Internal Control over Financial Reporting

There were no changes in ESRI’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of June 30, 2013, ESRI was not a party to nor was it aware of any existing, pending or threatened lawsuits or other legal actions involving it.

ITEM 1A.	RISK FACTORS

For a discussion of the risk factors impacting our business, we refer you to our Annual Report on Form 10-K filed with the SEC on April 16, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During July 2013, we completed the closing on 200,000 units at $0.50 per unit for an aggregate of $200,000 in a private placement of up to 3,000,000 units.  Each unit consisted of one share of our common stock and a warrant, representing the right to purchase one share of our common stock, exercisable for a period of five (5) years from issuance, at an exercise price of $0.75 per share.  The shares of common stock contained in the units and underling the warrants carry mandatory registration rights.

The transaction described above was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal quarter ended June 30, 2013, the Company reported no lost time accidents.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

The following exhibits are included as part of this report:

Exhibit No.		Description
4.1		Form of July 2013 Unit Private Placement Offering Warrant

10.1	*	Inter-Creditor and Standstill Agreement dated as of May 13, 2013

10.2		Form of July 2013 Unit Private Placement Offering Subscription Agreement

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Schema Document***
101.CAL	*	XBRL Calculation Linkbase Document***
101.DEF	*	XBRL Definition Linkbase Document***
101.LAB	*	XBRL Label Linkbase Document***
101.PRE	*	XBRL Presentation Linkbase Document***

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

August 19, 2013
EASTERN RESOURCES, INC.

	By:	/s/Patrick W. M. Imeson
Patrick W. M Imeson, Principal Executive
Officer

By:	/s/Eric Altman
Eric Altman, Principal Financial Officer

