Form 10-Q
period 2013-09-30
Eastern Resources, Inc.
filed 2013-11-14
CIK 1429373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 198,550,000 shares of the issuer’s common stock outstanding as of November 14, 2013.

EASTERN RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$27,239	$113,505
Accounts receivable other	-	1,008
Inventory, net	886,977	886,977
Other current assets	24,542	-
Total current assets	938,758	1,001,490

Non-current assets
Buildings, equipment, and land, net	5,494,293	5,573,565
Mine development	5,102,217	5,102,217
Mining properties and mineral interests, net	16,475,955	16,440,879
Deposits for reclamation obligations	16,814,932	16,780,285
Total non-current assets	43,887,397	43,896,946

Total assets	$44,826,155	$44,898,436

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable	$1,486,571	$1,425,073
Accounts payable - related party	675,560	98,919
Accrued liabilities	6,263,362	5,455,419
Promissory notes	1,691,597	705,737
Convertible bridge loans	1,800,000	1,900,000
Current portion of capital lease obligation	45,039	94,729
Series A 8% bonds	919,779	919,779
Refundable customer deposit, ore purchase agreement	12,680,000	10,760,000
Common stock subscription deposit	50,000	-
Push-down redeemable obligation of Parent and its affiliate	5,950,000	5,950,000
Push-down interest of Parent and its affiliate	33,843,981	26,448,883
Push-down debt of Parent and its affiliate	21,579,848	21,579,848
Total current liabilities	86,985,737	75,338,387

Non-current liabilities
Derivative warrant liability	4,185	204,874
Reclamation liability	26,023,994	24,640,321
Ore purchase derivative contract	11,271,380	16,701,404
Total non-current liabilities	37,299,559	41,546,599
Total liabilities	124,285,296	116,884,986

Series A 12% convertible redeemable preferred stock, $0.001 par value 10,000,000 shares authorized, issued, and outstanding at September 30, 2013 and December 31, 2012	13,656,708	13,656,708
Series A convertible redeemable preferred stock accrued dividend	10,700,000	5,300,000
Total convertible redeemable preferred stock	24,356,708	18,956,708

Commitments and contingencies

Shareholders’ deficit
Common stock $0.001 par value 300,000,000 authorized at September 30, 2013 and December 31, 2012, 198,550,000 were issued and outstanding at September 30, 2013 and at December 31, 2012	198,550	198,550
Additional paid-in capital	6,196,318	3,357,564
Accumulated deficit	(110,210,717)	(94,499,372)
Total Shareholders' deficit	(103,815,849)	(90,943,258)

Total liabilities, convertible redeemable preferred stock and shareholders’ deficit	$44,826,155	$44,898,436

The accompanying notes are an integral part of these statements.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Metal sales	$-	$-	$-	$-

Operating expenses
General and administrative	1,642,391	1,090,282	5,156,414	4,101,115
Accretion expense	411,932	351,992	1,383,673	1,055,973
Mine care and maintenance	207,740	285,517	673,633	684,641
Depreciation and amortization	4,618	-	13,855	2,082
Total operating expenses	2,266,681	1,727,791	7,227,575	5,843,811

Loss from operations	(2,266,681)	(1,727,791)	(7,227,575)	(5,843,811)

Other (expense) income
Interest expense	(2,424,315)	(2,395,924)	(7,716,157)	(7,086,514)
Interest income	5,339	8,637	34,789	48,613
Loss on derivative warrant liability	-	(204,874)	-	(204,874)
Change in fair value of derivative warrant liability	59,146	-	200,689	-
Loss on ore purchase derivative	-	(1,407,694)	(3,905,503)	(1,407,694)
Change in fair value of ore purchase derivative contract	(3,900,105)	(2,095,776)	9,335,527	(2,507,840)
Standstill agreement expense	-	-	(1,000,000)	-
Accretion of beneficial conversion featrure on convertible debt		(521,981)		(521,981)
Amortization of debt issuance costs		(568,491)		(557,970)
Loss on disposal of assets	-	-	(33,115)	-
Total other expense	(6,259,935)	(7,186,103)	(3,083,770)	(12,238,260)

Net loss	(8,526,616)	(8,913,894)	(10,311,345)	(18,082,071)

Preferred dividend	1,800,000	1,750,000	5,400,000	3,500,000

Net loss available to common shareholders	$(10,326,616)	$(10,663,894)	$(15,711,345)	$(21,582,071)

Earnings per share:
Basic and diluted loss per share	$(0.05)	$(0.05)	$(0.08)	$(0.11)
Weighted average number of common shares outstanding	198,550,000	198,550,000	198,550,000	198,550,000

The accompanying notes are an integral part of these statements.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	2013	2012
Cash flows from operating activities
Net loss	$(10,311,345)	$(18,082,071)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	13,855	2,082
Amortization of debt issuance costs	-	568,334
Standstill agreement	1,000,000
Accretion expense	1,383,673	1,055,973
Loss on ore purchase derivative	3,905,503	1,407,694
Change in fair value of ore purchase derivative contract	(9,335,527)	2,507,840
Accretion of beneficial conversion of convertible debt	-	521,981
Loss on disposal of assets	33,115	-
Stock based compensation	2,267,782	1,189,286
Stock options issued for corporate advisory services	570,972	560,781
Derivative warrant liabilites	-	204,874
Change in fair value of warrant liability	(200,689)	-
Push-down interest of Parent and its affiliate	7,395,098	5,647,558

Changes in operating assets and liabilities
Accounts receivable other	1,008	(1,008)
Inventory	-	25,699
Other current assets	(24,542)	(11,833)
Accounts payable	61,498	1,251,007
Accounts payable - related party	576,641	-
Accrued liabilities	807,943	2,048,610
Refundable customer deposit, ore purchase agreement	920,000	660,000
	9,376,330	17,638,878
Net cash used in operating activities	(935,015)	(443,193)

Cash flows from investing activities
Purchase of building and equipment	(3,448)	(33,138)
Additions to mine development	-	(1,219,199)
Additions to mining properties and mineral interests	(35,076)	(45,098)
Change in deposits for reclamation obligation	(34,647)	24,938
Net cash used in investing activities	(73,171)	(1,272,497)

Cash flows from financing activities
Proceeds from sale of common stock	-	380,000
Proceeds from common stock subscription agreement	50,000	-
Proceeds from bridge loans	-	1,900,000
Proceeds from promissory notes	985,860	432,260
Payments on series A 8% bonds	-	(480,000)
Payments on bridge loans	(100,000)	-
Payments on capital lease obligations	(13,940)	(194,840)
Payments of distributions to stockholders	-	(100,000)
Net cash provided by financing activities	921,920	1,937,420

Net decrease in cash and cash equivalents	(86,266)	221,730
Cash and cash equivalents - beginning of year	113,505	358,125
Cash and cash equivalents - end of year	$27,239	$579,855

Supplemental cash flow disclosures
Cash paid for interest	$51,587	$127,639
Non-cash financing and investing activities
Depreciation expense capitalized to mine development	$-	$78,678
Cancellation of capital lease	$(35,750)	$-
Series A Convertible Redeemable Preferred stock dividend	$5,400,000	$3,500,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial statements of the Company as of September 30, 2013. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements and related disclosures for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on April 16, 2013.

Note 1 - Description of Business

EGI and MTMI (collectively, “Elkhorn”) were formed for the purpose of acquiring, holding, operating, selling, and otherwise dealing in assets of mining operations with gold and other metal reserves and exploration potential. Elkhorn’s objective is to operate mines and expand its interests through acquisition and exploration. Elkhorn has one mineral property that has completed the permitting process. That property has developed the 650-foot underground access tunnel to reach the top of the ore body and will finish the process of installing required infrastructure to allow access to the lower levels of ore once sufficient funding is received. In addition, a second property has completed the permitting process, except for posting the required reclamation bonding. Lastly, Elkhorn has several mineralized targets in the exploration stage. The permitted or nearly permitted mines include Golden Dream Mine (formerly referred to as the Sourdough Mine) and Montana Tunnels Mine (“Montana Tunnels”), and the mineralized properties available to develop mine plans are East Butte, Gold Hill/Mount Heagan, and Carmody (collectively, the “Elkhorn Project”), and the expansion of the previously operated Diamond Hill Mine. All the mines and properties are located in Jefferson County, Montana, with the exception of the Diamond Hill Mine, which is in Broadwater County, Montana. Elkhorn maintains its principal executive office in Denver, Colorado.

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

The carrying amounts of financial instruments, including cash, accounts payable, and accrued liabilities, approximated fair value as of September 30, 2013 and December 31, 2012 because of the relatively short maturity of these instruments.

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

The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The following assets are measured at fair value on a recurring basis as of September 30, 2013:

Description	Level 1	Level 2	Level 3	Total

Ore purchase derivative contract	$-	$-	$(11,271,380)	$(11,271,380)
Derivative warrant liability	$-	$-	$(4,185)	$(4,185)

The following assets are measured at fair value on a recurring basis as of December 31, 2012:

Description	Level 1	Level 2	Level 3	Total

Ore purchase derivative contract	$-	$-	$(16,701,404)	$(16,701,404)
Derivative warrant liability	$-	$-	$(204,874)	$(204,874)

Ore Purchase Derivative Contract: Based on: (i) contract terms of the production of 41,481 ounces of gold; (ii) projected future gold prices garnered from GCJ2 Comb Commodity Futures as of September 30, 2013; and (iii) discount rate determined based on the observed weighted average cost capital of a group of publicly traded comparable companies using a discounted cash flow model. The model is most sensitive to the future price of gold and expected delivery of ore.

Derivative Warrant Liability: Based on: (i) stock price; (ii) volatility calculated on the average volatility of stock for three publicly traded companies determined to be in a similar industry and with the same market capitalization as the Company; and (iii) risk free rate for the expected term of the option is based on the United States Treasury yield curve in effect on September 30, 2013.

There were no changes to the valuation techniques used during the three and nine months ended September 30, 2013and 2012, respectively.

The following table presents information about significant unobservable inputs to the Company’s Level 3 financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range of Inputs

Ore purchase derivative contract	$11,271,380	Discounted cash flow model	Production commencement Production period discount rate	June 2014, 24 Months, 25%

Warrant liability	$4,185	Black-Scholes Model	Volatility	Approximate risk free rate: 1.20%; Remaining contract: 4 years; Volatility: 62%

Future increases in the credit adjusted discount rate will result in a decline in the fair value of the ore derivative contracts.

Changes in the estimates of timing production of the ore further out into the future periods would also cause a change in the value of the ore derivative liability.

Changes in the estimated future price of gold would cause a change in the value of the ore derivative contract.

Changes in the stock price, volatility, and the approximate risk-free rate would cause a change the value of the warrant liability.

The change in fair value of derivative instrument contract included in the statement of operations was 9,335,527 and ($2,507,840) for the nine months ended September 30, 2013 and 2012, respectively.

The change in valuation of warrant liability was $200,689 and zero for the nine months ended September 30, 2013 and 2012, respectively.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013:

	Embedded Derivative	Warrant Liability

Beginning balance – December 31, 2012	$(16,701,404)	$(204,874)
New contracts entered into	(3,905,503)	-
Total gains or losses (realized/unrealized)
Included in earnings	9,335,527	200,689
Transfers in and/or out of Level 3
Ending balance – September 30, 2013	$(11,271,380)	$(4,185)

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2012:

	Embedded Derivative	Warrant Liability

Beginning balance – December 31, 2011	$(18,818,945)	$-
New contracts entered into	(1,510,661)	(204,874)
Total gains or losses (realized/unrealized)
Included in earnings	3,628,202	-
Transfers in and/or out of Level 3
Ending balance – December 31, 2012	$(16,701,404)	$(204,874)

The embedded derivative for the period ended September 30, 2013 is summarized between related and non-related parties as follows:

Related party embedded derivative	$9,929,974
Non-related party embedded derivative	1,341,406
Total embedded derivative	$11,271,380

Note 3 - Management’s Plan

At September 30, 2013, the Company has not generated any revenues to fund operations. The continuation of the Company as a going concern is dependent upon the ability of the Company to meet financial requirements for mine development and raise additional capital, which will require the issuance of additional debt and/or equity securities. The Company is attempting to raise capital through gold streaming, whereby upfront cash payments are exchanged for a percentage of the future gold production by the Golden Dream Mine. All of the company’s mining projects have been placed in care and maintenance until the Company secures additional financing. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4–Accrued Liabilities

Accrued expenses consist of the following:

	September 30,	December 31,
	2013	2012
Property and mining taxes payable	$3,464,568	$3,228,136
Interest	1,720,344	1,450,872
Environmental remediation	377,500	380,000
Payroll and related expenses	513,549	358,411
Professional services	141,901	-
Other	45,500	38,000
Total	$6,263,362	$5,455,419

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 5 –Refundable Customer Deposit, Ore Purchase Agreement

During April, 2011 the Company entered into a Minerals Product Receivables Purchase Agreement (the “MPRPA”), with an affiliate of the Parent. In October, 2012, the MPRPA was amended to sell up to 50% of the first 160,000 ounces of gold produced from the Golden Dream Mine for up-front payments of $25,391,200. As of September 30, 2013, the Company has received $11,680,000 of up-front payments and is obligated to sell 50% of the first 38,451 ounces to the holders of the MPRPA.

In addition, as an inducement for the secured lender not to exercise their right of foreclosure through September 30, 2013, the Company entered into a standstill agreement extending $1,000,000 from the MPRPA and is obligated to give 50% of the first 3,030 ounces to the secured lender. Subsequent to September 30, 2013, the standstill agreement was extended to December 31, 2014.

The following is a reconciliation of the refundable customer deposits and related ounces under the MPRPA as of September 30, 2013:

	Refundable customer deposits	Ounces
December 31, 2011	$10,000,000	33,360
Additions	760,000	2,303
Delivery	-	-
December 31, 2012	10,760,000	35,663
Additions	1,920,000	5,818
Delivery	-	-
September 30, 2013	$12,680,000	41,481

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

The MPRPA includes an embedded derivative, which is valued using a discounted cash flow model with the major inputs of: (i) a 25% discount rate, (ii) gold future pricing, (iii) measurement date with the receipt of payment, and (iv) and management’s forecast to produce approximately ounces by May 2016. During the nine months ended September 30, 2013, the Company recognized $3,905,503 of loss on the ore purchase agreement. The customer deposit will be reduced by the Company with the delivery of the gold. The fair value of the embedded derivative fluctuates with changes in the price of gold and expected delivery of ore.

The up-front payments of $11,680,000, along with the standstill agreement of $1,000,000, have been recognized as refundable customer deposits of $12,680,000 at September 30, 2013. The refundable customer deposits are considered current due to the party’s making the payments having the right, upon written notice, at their option to demand repayment of the up-front cash deposit, without interest, for any shortfall in delivered ounces and the uncertainty of the commencement of ore production and the price of gold. Subsequent to September 30, 2013, $25,000 of the up-front payments was refunded to an investor resulting in a reduction of deliverable ounces under the agreement to 41,405.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 6–Notes Payable

During July 2010, the Company entered into Series A 8% bonds for a total of $5,000,000, of which $1,235,500 was funded and $919,779 was outstanding as of September 30, 2013 and December 31, 2012. The bonds matured during July 2012 and are currently in default and due on demand. With the default, interest on the bonds accrues at 12%. The unpaid interest on the bonds shall be due and payable quarterly in arrears on the last day of each October, January, April, and July commencing in October 2010. The Company will make a bonus payment of $50,000 per bond upon maturity.

The holders each received five-year warrants to purchase 0.67 membership units of EGLLC per $50,000 bond at a purchase price of $37,500 per membership unit and on July 31, 2011 an additional five-year warrant to purchase 0.67 membership units of EGLLC per $50,000 bond at a purchase price of $37,500 per membership unit was issued. The warrants expire July 31, 2015. The warrants were valued using the Black-Scholes pricing model and expensed during 2010 and 2011, respectively.

	September 30,	December 31,
	2013	2012
Series A 8% bonds	$919,779	$919,779
Less current portion	(919,779)	(919,779)
	$-	$-

Promissory Notes – Related Parties

During 2012 and 2013, the Company entered into a series of promissory notes with related parties for a total of $985,860 during 2013 and $577,260 during 2012. The notes mature on November 30, 2013 and accrue interest at a rate of 6%. The Company paid $371,523 on the notes during 2012.

	September 30,	December 31,
	2013	2012
Promissory Notes	$1,191,597	$205,737
Less current portion	(1,191,597)	(205,737)
	$-	$-

Promissory Notes

During 2012, the Company entered into a promissory note with an un-related party for a total of $500,000. The note originally matured on March 31, 2013 and accrued interest at a rate of 6%. In March 2013, this note was extended to May 31, 2013 and the interest rate was amended to 8%. As of September 30, 2013, the loan is in default.

	September 30,	December 31,
	2013	2012
Promissory Notes	$500,000	$500,000
Less current portion	(500,000)	(500,000)
	$-	$-

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

Unrelated Party Convertible Bridge Loans

During April 2012, the Company entered into a bridge loan with an unrelated party for $100,000, which was paid in full during March 2013.

	September 30,	December 31,
	2013	2012
Convertible bridge loans principal amount - related party	$1,800,000	$1,800,000
Convertible bridge loans principal amount - unrelated party	-	100,000
	$1,800,000	$1,900,000

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

$5,000,000 Series A Convertible notes were due in December 2007. During 2007, the notes were extended to December 2009. During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the convertible notes accrue interest at 18% per annum, compounded quarterly, and are due in April 2015. Interest only payments are to be made quarterly. At the election of the holder, principal amounts of the notes are convertible into $50,000 per membership unit of the Parent. The Company’s mining properties and equipment have been pledged as collateral to these notes. The balance of these notes was $5,791,701 at September 30, 2013 and December 31, 2012.

During 2007, an affiliate of the Parent entered into a loan for $8,050,000. The loan was due May 2009. During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the loans accrue interest at 18% per annum, compounded quarterly, and are due April 2015. At the election of the holder, the principal amount of the loan can be exchanged for $13,416,666 of Series A Bonds of the Parent. The Company’s mining properties and equipment have been pledged as collateral to this note. The balance of this note was $9,680,125 at September 30, 2013 and December 31, 2012.

During 2008, an affiliate of the Parent entered into a loan for $5,000,000. The loan was due January 2009. During May 2009, the accrued and unpaid interest was included in the revised notes. Included in the revision, the loans accrue interest at 18% per annum, compounded quarterly, and are due April 2015. At the election of the holder, the principal amount of the loan can be exchanged for shares of an investment of the Parent at $1.00 per share, exchanged for the affiliate’s assets, or exchanged for bonds of an investment of the Parent at $1.00 principal for each $1.00 par amount of a bond. The Company’s mining properties and equipment have been pledged as collateral to this note. The balance of this note was $6,108,022 at September 30, 2013 and December 31, 2012.

Redeemable obligation of Parent and its affiliate.

An affiliate of the Parent offered redeemable options to certain debt holders (“Optionee”) to purchase membership units in an equity owner of the Parent. The affiliate as Optionor grants to each Optionee the option to put all or any portion of the membership units to the affiliate. The Company’s mining properties and equipment have been pledged as collateral to the redeemable interest. The balance of this redeemable option was $5,950,000 at September 30, 2013 and December 31, 2012.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of the loans as of the nine months ended September 30, 2013 and year ended December 31, 2012:

	September 30,	December 31,
	2013	2012
Total push-down debt of Parent and its affiliate	$21,579,848	$21,579,848
Push-down redeemable obligation of Parent and its affiliate	5,950,000	5,950,000
Total push-down debt and redeemable obligation of Parent and its affiliate	27,529,848	27,529,848
Push-down interest of the Parent and its affiliate	33,843,981	26,448,883
Total combined push-down debt components	$61,373,829	$53,978,731

The Parent and its affiliate have not made the interest payments on the notes or redeemable obligation; thus, an event of default may be present. Because of the non-payment of interest, the Company has classified the debt and redeemable obligation as current.

Note 8 – Shareholders’ Deficit

Common Stock

As of September 30, 2013, the authorized share capital of the Company consisted of 300,000,000 shares of common stock with a par value of $0.001 per share. There were 198,550,000 shares of common stock issued and outstanding as of September 30, 2013.

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

The Company has agreed to maintain the effectiveness of the registration statement through the earlier of second anniversary of the date the registration statement is declared effective by the SEC or until Rule 144 of the Securities Act is available to the holders to allow them to sell all of their registrable securities thereunder. The holders of any registrable securities removed from the registration statement as a result of any Rule 415 or other comments from the SEC shall have “piggyback” registration rights for the shares of common stock or common stock underlying such warrants with respect to any registration statement filed by us following the effectiveness of the registration statement which would permit the inclusion of these shares. As of September 30, 2013, the Company has accrued a $38,000 for potential penalties related to the registration of the shares from the private stock sale.

During July 2013, the Company entered into a subscription agreement with a third party. The agreement is to purchase 200,000 units at $0.50 per unit for an aggregate of $100,000; each unit consists of one share of common stock and a warrant, representing the right to purchase one share of common stock, exercisable for a period of five (5) years from issuance, at an exercise price of $0.75 per share.  The shares of common stock contained in the units and underling the warrants carry mandatory registration rights. The Company has received $50,000 of the total $100,000 as of September 30, 2013 and as such is recording the received cash as a deposit on common stock subscription agreement in the consolidated balance sheet until such time as full consideration is paid and common stock is issued.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Convertible Redeemable Preferred Stock

The authorized share capital of the Company includes 10,000,000 shares of Series A Convertible Redeemable Preferred Stock (“Preferred Stock”), issued April 6, 2012 with a par value of $0.001 per share, all 10,000,000 shares were outstanding at September 30, 2013. The holder of the Preferred Stock is entitled to receive, out of funds legally available the cumulative non-compounding preferential dividends at the rate of 12% of the stated value of $6.00 per share per year. No dividends may be declared or paid on the shares of common stock or any other capital stock of the Company so long as any shares of the Preferred Stock remain outstanding. As of September 30, 2013, no dividends have been declared on the Preferred Stock. However, the Company has accrued dividends in arrears totaling $10,700,000 to the benefit of the Preferred Stock shareholders. The Preferred Stock has been designated to pay off the push down obligation which has been collateralized by assets of the Company. As money is distributed to the holder of the Preferred Stock either as a dividend or in redemption, it must be used to pay the interest and principle on the push down obligations that are reflected in the accompanying financial statements. The holders of the Preferred Stock have the option to redeem the Preferred Stock six months from the date of issuance or the date that the Company produces 25,000 ounces of gold, at any time prior to the third anniversary of issuance out of legally available funds. Under Delaware law, the board of directors has the discretion to determine, in good faith, whether there are sufficient legally available funds to make redemption. A surplus alone does not constitute legally available funds; the board of directors must determine if the funds available are sufficient to cover the redemption without making the Company insolvent. The contingency related to redemption has not been met because the redemption of the Preferred Stock would result in the insolvency of the Company. The Preferred Stock was recorded as a deemed distribution at its estimated fair value of $13,656,708 based upon the initial redemption value less the debt at the date of issuance of the preferred stock.

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

The fair value of each award is estimated on the date of grant and recognized as expense over the service period which is generally the vesting period. Stock option values are estimated using the Black Scholes option valuation model, which requires the input of subjective assumptions, including the expected term of the option award, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management judgment. During the nine months ended September 30, 2013 the Company recorded stock based compensation expense of $2,267,782, associated with stock options. As of September 30, 2013, the Company has estimated $4,589,685 of future compensation costs related to the unvested portions of outstanding stock options which is expected to be recognized over the next three years.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Stock based compensation related to common stock issued to a third party vendor, during 2012, in exchange for services was valued at $1,801,054, with no forfeiture rate, the stock options vest over one year. During the nine months ended September 30, 2013, the Company recorded $570,972, in consulting expense. As of September 30, 2013, the Company has estimated no future expense related to the unvested portions of outstanding stock options.

Stock option activity for the year ended December 31, 2012 and the nine months ended September 30, 2013 was as follows:

		Weighted
	Stock	Average
	Options	Exercise Price
Outstanding - December 31, 2011	-	$-
Granted	12,920,000	0.96
Forfeited/canceled	(260,000)	1.00
Exercised	-	-
Outstanding - December 31, 2012	12,660,000	0.96
Granted	30,000	1.00
Forfeited/canceled	(96,667)	1.00
Exercised	-	-
Outstanding – September 30, 2013	12,593,333	$0.96

The following table presents the composition of options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$0.75	2,000,000	$0.75	8.57	2,000,000	$0.75
$1.00	10,563,333	1.00	8.52	3,536,667	1.00
$1.00	30,000	1.00	9.59	-	-
Total – September 30, 2013	12,593,333	$0.96	8.60	5,536,667	$0.91

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

Upon the closing of the Merger, the Company entered into a management services agreement with Black Diamond Financial Group, LLC to provide certain management, financial and accounting services for $15,000 per month plus $200 per hour for each additional hour of service in excess of 125 hours to the Company. The management services agreement has an initial term of three years and may be extended thereafter for successive one-year terms. Management fee expense was $135,000 for the nine months ended September 30, 2013 and is included in general and administrative expenses

During February 2012, the Company entered into convertible bridge loans with related parties totaling $1,800,000 due in August 2012. Because of the non-payment under the terms of the bridge loans, the bridge loans are considered in default and accruing interest at the default interest rate of 14%. (Note 6)

During 2013 and 2012, the Company entered into a series of promissory notes with related parties for $985,860 and $577,260, respectively. The notes mature on November 30, 2013 and accrue interest at a rate of 6%. During the fourth quarter of 2012, promissory notes totaling $371,523 were paid. (Note 6)

Note 10 - Commitments and Contingencies

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

Estimated future reclamation costs are based principally on legal and regulatory requirements. At September 30, 2013 and December 31, 2012, $26,023,994 and $24,640,321, respectively, was accrued for reclamation costs relating to currently producing mineral properties in accordance with asset retirement obligation guidance.

On May 24, 2010, the Environmental Protection Agency (“EPA”) issued an action memorandum which documented the determination that soil removal was necessary to mitigate threats posed by elevated levels of lead and arsenic in the soil located on property in close proximity to MTMI.  The work of clean-up conducted by the EPA of the site commenced in June 2010 and was completed by August of the same year.  During August 2010, the Company and the EPA entered into an access and compensation agreement which detailed the responsibilities of both the EPA and the Company with respect to the clean-up and disposal of contaminated soils from the Site.  During November, 2011, the Company agreed to the EPA proposed amount of $377,500 that will be paid in 35 monthly installments of $2,500 commencing during September 2013 with a final balloon payment of $292,500 due in Aug 2016.

Property and Mining Taxes

The Company is not current with its 2012, 2011, 2010 and 2009 property and mining taxes. The total amount past due as of September 30, 2013 and December 31, 2012 is $3,464,568 and $3,228,136, respectively.

During June 2013, the Company entered into a Tax Payment Agreement with Jefferson County, Montana. The agreement outlined a quarterly payment schedule commencing in June 2013. The payment schedule estimates a three year payoff of delinquent property and mining taxes.

EASTERN RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Payroll Taxes

The Company is not current with its 2012 and 2013 payroll taxes. The total amount past due as of September 30, 2013 is approximately $253,000. The Company is in the process of assessing the implications of the unpaid payroll taxes.

Standstill Agreement

A standstill agreement with the secured lenders of the push-down debt and redemption obligation of the Parent and its affiliate (Note 7) was executed in May 2013. The standstill agreement prevents the lenders from exercising foreclosure rights against the Company through September 30, 2013. In consideration of the standstill agreement, the Company extended $1,000,000 of the MPRPA (Note 5) to the lender entitling them to 3,030 ounces. As of September 30, 2013, this agreement had expired; subsequent to September 30, 2013 this agreement was extended to December 31, 2014. There was no additional consideration from the Company for the extension.

Note 11 – Subsequent Events

Subsequent to September 30, 2013, the Company entered into a series of promissory notes with related parties for a total of $230,500. The notes mature on November 30, 2013 and accrue interest at a rate of 6%.

On November 1, 2013, $25,000 of the up-front payments related to the MPRPA was refunded to an investor resulting in a reduction of 76 ounces to be payable under the MPRPA to 41,405 ounces.

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

As the result of the Merger, which was accounted for as a reverse acquisition, a discussion of the past financial results of ESRI is not pertinent, and the historical financial results of MTMI and EGI, the accounting acquirers, prior to the Merger are presented as the historical financial results of the Company.

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

Expansion of Minerals Product Receivables Purchase Agreement

On August 17, 2012, the Company entered into a letter of intent with Black Diamond Financial Group, LLC (“Black Diamond”).  Pursuant to this letter agreement, the ounces of gold payable under the existing Minerals Product Receivables Purchase Agreement (the “MPRPA”) between the Company and Black Diamond were to be increased by 37,640 ounces, from 33,360 ounces to a total of 71,000 ounces.  The gold payable rate under the MPRPA will be reduced from 80% to 50% with a production cost paid to the Company of $500 per ounce on delivery.  After the Golden Dream Mine has produced an initial 250,000 ounces, the additional ounces due will be increased from 6.5% to 15% of ounces produced at a production cost of $600 per ounce paid to the Company at delivery.  The Company will realize up to $12,500,000 from the forward sale of the full 37,640 ounces which proceeds received to date have been recognized as refundable customer deposits until the gold is sold. Black Diamond did not complete the financing detailed in the letter of intent described above.

In September, 2013, the Company modified the MPRPA to an Amended and Restated MPRPA. The Amended and Restated MPRPA increases the ounces of gold allowed to be sold by 46,640 ounces to 80,000 ounces and will allow the Company to realize up to $15,391,200 in additional proceeds from the forward sale of the increased ounces of gold. The MPRPA, as amended and restated, will allow for 50% of the production from the Golden Dream Mine to be allocated toward the MPRPA at a production cost paid to the Company of $500 per ounce on delivery. After the Golden Dream Mine has produced an initial 250,000 ounces, the additional ounces due will be 15% of ounces produced at a production cost of $600 per ounce paid to the Company at delivery. The amounts above will be prorated if the Amended and Restated MPRPA is not fully subscribed.

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

On October 30, 2012, an investor subscribed for $100,000 of gold output under the Amended and Restated MPRPA.  Pursuant to this agreement, the ounces of gold payable under the existing MPRPA, which was last expanded on September 28, 2012, will be increased by an additional 303 ounces, from 35,360 ounces to a total of 35,663 ounces. Subsequent to September 30, 2013, $25,000 of this investment was refunded to the investor resulting in a reduction of 76 ounces to be payable under the MPRPA for this investor.

In March, 2013, a related party investor subscribed for $920,000 of gold output under the Amended and Restated MPRPA.  Pursuant to this agreement, the ounces of gold payable under the existing MPRPA, which was last expanded on February 28, 2013, will be increased by an additional 2,788 ounces, from 35,663 ounces to a total of 38,451 ounces.

In May 2013, the Company executed a standstill agreement with certain secured lenders of the Parent.  The standstill agreement prevents the lenders from exercising foreclosure rights against us through September 30, 2013; subsequent to September 30, 2013, the standstill agreement was extended to December 31, 2014. In consideration of the standstill agreement, we extended $1,000,000 of the MPRPA to these secured lenders entitling them to 3,030 ounces of gold under the MPRPA, increasing the MPRPA to a total of 41,481 ounces.

The Company has tested its mining properties and mine development capitalized costs for impairment with gold prices at $1,100 and production costs at $625 per ounce and determined no impairment deemed necessary.

Results from Operations

Three and nine months ended September 30, 2013 as compared with the three and nine months ended September 30, 2012.

Revenue from the Sale of Gold

Elkhorn had no revenues from the sale of gold from the Golden Dream or the Montana Tunnels Mines in 2013 or 2012.

Operating Expenses

General and administrative expense for the three and nine months ended September 30, 2013 was $1,642,391 and $5,156,414, respectively, as compared to $1,090,282 and $4,101,115 for the three and nine months ended September 30, 2012, respectively. In June 2012, development of the Golden Dream Mine ceased which resulted in the expensing of payroll and related costs which were previously capitalized. General and administrative expenses increased in 2013 due to an increase in professional fees and compensation expense related to the employee stock option plan and stock options related to a corporate advisory agreement.

Accretion expense for the three and nine months ended September 30, 2013 was $411,932 and $1,383,673, respectively, as compared to $351,992 and $1,055,973 for the three and nine months ended September 30, 2012, respectively. Management re-evaluates annually the timing of the deferred site closure and reclamation costs related to the Montana Tunnels Mine mill and mine sites. Management anticipates that reclamation of the Montana Tunnels Mine and mill will be completed in 2026, an extension of several years from previous estimates, and of the EGI Golden Dream Mine, in 2019. The estimated extension is due to management’s pursuing financing to commence development of the Montana Tunnels Mine M-Pit, which would extend the mine life by nine years. The total cost of reclamation is consistent with previous estimates; however, by extending the timeline, the related accretion expense has been increased. Estimated future costs are discounted to their present value using a 6% discount rate for EGI and a 7.% discount rate for MTMI. During the three months ended March 31, 2013, the Company adjusted the discount rate on EGI from 12% to 6%.

Mine care and maintenance for the three and nine months ended September 30, 2013 was $207,740 and $673,633, respectively, as compared to $285,517 and $684,641 for the three and nine months ended September 30, 2012, respectively. The decrease in mine care and maintenance was due to a reduction in personnel and related expenses.

Depreciation expense for the three and nine months ended September 30, 2013 was $4,618 and 13,855, respectively, as compared to zero and $2,082 for the three and nine months ended September 30, 2012, respectively. Prior to 2013 depreciation was calculated on the units of production basis over the remaining proven and probable reserves. Beginning in 2013 the Company changed their depreciation policy with respect to buildings; depreciation on buildings is now calculated on a straight-line basis, regardless of production. Montana Tunnels Mine ceased mining during 2008 after completion of the L-Pit and completed milling of stockpiled ore during April 2009, following which the mine was placed on care and maintenance. Capitalized depreciation expense related to the development of the Golden Dream Mine for the three and nine months ended September 30, 2013 was zero, compared to zero and $78,678 for the three and nine months ended September 30, 2012, respectively.

Total operating expense for the three and nine months ended September 30, 2013 was $2,266,681 and $7,227,575, respectively, as compared to $1,727,791 and $5,843,811 for the three and nine months ended September 30, 2012, respectively.

Other Income and Expense

Interest expense for the three and nine months ended September 30, 2013 was $2,424,315 and $7,716,157, respectively, as compared to $2,395,924 and $7,086,514 for the three and nine months ended September 30, 2012, respectively.

Interest income for the three and nine months ended September 30, 2013 was $5,339 and $34,789, respectively, as compared to $8,637 and $48,613 for the three and nine months ended September 30, 2012, respectively. Interest income is earned from restricted cash held directly by a surety in the form of certificates of deposit related to reclamation obligations.

Loss on ore purchase derivatives for the three and nine months ended September 30, 2013 was zero and $3,905,503, respectively, as compared to $1,407,694 for the three and nine months ended September 30, 2012. This loss relates to the MPRPA embedded derivative fair value based on the price of gold at the MPRPA agreement date and the contract price of gold in the agreement in addition to the estimated production timing.

The change in fair value of the embedded derivative for the three and nine months ended September 30, 2013 was ($3,900,105) and $9,335,527, respectively, as compared to ($2,095,776) and ($2,507,840) for the three and nine months ended September 30, 2012, respectively. The gain relates to the decline in projected future gold prices garnered from GCJ2 combined commodity futures of the MPRPA for the three and nine months ended September 30, 2013 and September 30, 2012, respectively, to reflect the loss in the change in fair value of the derivative instrument.

The change on valuation of warrant liability for the three and nine months ended September 30, 2013 was $59,146 and $200,689, respectively, as compared to zero for the three and nine months ended September 30, 2012. This gain relates to the recognition of a change in fair value on the warrants issued in 2012 in connection with the private placement; the change in value is due to the decrease in stock price.

Going Concern

Our significant debt obligations, several of which are in default, and cumulative losses create substantial doubt about our ability to continue as a going concern. This means that there is substantial doubt that the Company can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for development and operations. We believe that the either the consummation of a private placement or completed forward sale of gold under the expanded MPRPA will provide this additional capital. This capital would put the Company in a position that would enable the Golden Dream Mine to begin extracting and selling minerals. We believe that revenues so generated from the Golden Dream Mine would generate cash flow sufficient for operations of the Golden Dream Mine, care and maintenance of the Montana Tunnels Mine and other general and administrative expenses and payment of debt obligations. We have not generated revenues since the Montana Tunnels Mine discontinued mining in 2008 and there is no assurance we will ever reach that point. Additionally, there can be no assurance we will be successful in raising additional debt or equity financing or further expand the MPRPA, to fund our operations on terms agreeable to us. Failure to reach our capital targets could adversely affect our ability to continue in operation.

Liquidity and Capital Resources

Overview

We have funded our operations and mine development primarily through issuances of debt and equity securities. However, to reach full production of the Golden Dream Mine and begin the “M” pit production at the Montana Tunnels Mine, we plan to raise up to $200 million in additional capital in 2014. We believe that raising the additional capital will allow the Golden Dream Mine to reach a productive status during the second quarter of 2014 and for the Montana Tunnels Mine to be at or near commercial production sometime during the third quarter of 2015.

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

Cash

At September 30, 2013, the Company had cash of $27,239, compared to cash of $113,505 at December 31, 2012.

Discussion of changes in cash flows for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Cash used in operating activities was $935,015 for the nine months ended September 30, 2013 as compared to cash used in operating activities of $443,193 for the nine months ended September 30, 2012. The cash used in operating activities for the nine months ended September 30, 2013 was attributable to net loss of $10,311,345, non-cash charges of $7,033,782 and net increases in operating assets and liabilities of $2,342,548. The cash used in operating activities for the nine months ended September 30, 2012 was attributable to net loss of $18,082,071, non-cash charges of $13,666,403 and net increases in operating assets and liabilities of $3,972,475. The impact of changes in operating assets and liabilities may change in future periods, depending on the timing of each period end in relation to items such as internal payroll and billing cycles, payments from customers, payments to vendors, and interest payments. Non-cash activity consisted primarily of debt discount amortization, accretion expense, losses on and changes in fair value of the ore purchase derivative, stock based compensation, and interest on the push-down debt of EGLLC.

Cash used in investing activities was $73,171 for the nine months ended September 30, 2013 as compared to cash used in investing activities of $1,272,497 for the nine months ended September 30, 2012. Cash used in investing activities for the nine months ended September 30, 2013 and 2012 was used to develop the Golden Dream Mine, purchase mining equipment and fund additional bonding requirements related to the Golden Dream Mine.

Cash provided by financing activities was $921,920 for the nine months ended September 30, 2013 as compared to cash provided by financing activities of $1,937,420 for the nine months ended September 30, 2012. Cash provided by financing activities for the nine months ended September 30, 2013 included proceeds from the issuance of debt of $985,860, proceeds from a common stock subscription agreement of $50,000, payments on debt of $100,000, and payments on capital lease obligations of $13,940. Cash provided by financing activities for the nine months ended September 30, 2012 included proceeds from the issuance of debt of $2,332,260, proceeds from the sale of common stock of $380,000, payments on debt of $480,000, payments on capital lease obligations of $194,840, and distributions to shareholders of $100,000.

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2012, discloses the material weaknesses of the Company.

The Company does not have controls in place to insure that legal agreements are read and assessed to determine that the appropriate financial statement ramifications and disclosures are presented in the Company’s financial statements and notes thereto.

Changes in Internal Control over Financial Reporting

There were no changes in ESRI’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2013, ESRI was not a party to nor was it aware of any existing, pending or threatened lawsuits or other legal actions involving it.

ITEM 1A.	RISK FACTORS

For a discussion of the risk factors impacting our business, we refer you to our Annual Report on Form 10-K filed with the SEC on April 16, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During July 2013, we completed the closing on a subscription agreement for 200,000 units at $0.50 per unit for an aggregate of $100,000 in a private placement of up to 3,000,000 units.  As of September 30, 2013, the Company has received $50,000 of the $100,000 under the subscription agreement. Each unit consists of one share of our common stock and a warrant, representing the right to purchase one share of our common stock, exercisable for a period of five (5) years from issuance, at an exercise price of $0.75 per share.  The shares of common stock contained in the units and underling the warrants carry mandatory registration rights. As of September 30, 2013, no units have been issued.

The transaction described above was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D as promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal quarter ended September 30, 2013, the Company reported no lost time accidents.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

The following exhibits are included as part of this report:

Exhibit No.		Description

4.1		Form of 6% promissory note of the Registrant due November 30, 2013

10.1		Extension Agreement dated October 1, 2013 to Standstill Agreement dated as of May 13, 2913*

10.2		Amended and Restated Mineral Product Receivables Purchase Agreement dated September __, 2013 by and among Elkhorn Goldfields, Inc. and Elkhorn Goldfields, LLC*

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

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

November 14, 2013
EASTERN RESOURCES, INC.

	By:	/s/Patrick W. M. Imeson
Patrick W. M Imeson, Principal Executive
Officer

	By:	/s/Eric Altman
Eric Altman, Principal Financial Officer

